Form 10-Q
period 2020-06-30
Lantern Pharma Inc.
filed 2020-07-30
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Lantern Pharma Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-39318	46-3973463
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1920 McKinney Avenue, 7th Floor Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(972) 277-1136

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	LTRN	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of July 29, 2020, the registrant had 6,217,577 shares of common stock, $0.0001 par value per share outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future preclinical studies and clinical trials, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “aim,” “should,” ‘will” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements relating to:

●	the potential advantages of our RADR® platform in identifying drug candidates and patient populations that are likely to respond to a drug candidate;

●	our strategic plans to advance the development of any of our drug candidates;

●	our strategic plans to expand the number of data points that our RADR® platform can access and analyze;

●	our research and development efforts of our internal drug discovery programs and the utilization of our RADR® platform to streamline the drug development process;

●	the initiation, timing, progress, and results of our preclinical studies or clinical trials on any of our drug candidates;

●	our intention to leverage artificial intelligence, machine learning and genomic data to streamline the drug development process and to identify patient populations that would likely respond to a drug candidate;

●	our plans to discover and develop drug candidates and to maximize their commercial potential by advancing such drug candidates ourselves or in collaboration with others;

●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and the proceeds of this offering;

●	our ability to secure sufficient funding and alternative source of funding to support our existing and proposed preclinical studies and clinical trials;

●	our estimates regarding the potential market opportunity for our drug candidates we or any of our collaborators may in the future develop;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our expectations related to the use of proceeds from this offering;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	the potential impact of the recent outbreak of COVID-19 may have on our business plans;

●	our ability to source our needs for skilled labor in the fields of artificial intelligence, genomics, biology, oncology and drug development; and

●	the impact of government laws and regulations on the development and commercialization of our drug candidates.

ii

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in the Risk Factors section of the final prospectus, dated June 10, 2020, for our initial public offering, on file with the Securities and Exchange Commission, and have identified other factors such as the impact of the COVID-19 pandemic, the results of our clinical trials, and the impact of competition, that we believe could cause actual results or events to differ materially from the forward-statements that we make. Furthermore, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q and the documents that we file with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed elsewhere in this Quarterly Report on Form 10-Q and those listed under the Risk Factors section of the final prospectus, dated June 10, 2020, for our initial public offering, on file with the Securities and Exchange Commission. You may access our June 10, 2020 final prospectus under the investor SEC filings tab of our website at www.lanternpharma.com or on the SEC’s website at www.sec.gov. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Unless the context requires otherwise, references to the “Company,” “Lantern,” “we,” “us,” and “our” this Quarterly Report on Form 10-Q refer to Lantern Pharma Inc., a Delaware corporation, and, where appropriate, its wholly-owned subsidiary.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
CURRENT ASSETS
Cash	$23,798,343	$1,232,030
Other current asset	1,728,539	-
Prepaid expense	70,775	788
Total current assets	25,597,657	1,232,818

Property and equipment, net	15,377	8,758
Deferred offering costs	-	191,000

TOTAL ASSETS	$25,613,034	$1,432,576

CURRENT LIABILITIES
Accounts payable and accrued expenses	$467,988	$489,292
Insurance payable	1,705,846	-
Note payable	102,831	-

Total current liabilities	2,276,665	489,292

Loan payable	108,500	-

TOTAL LIABILITIES	2,385,165	489,292

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value (1,000,000 authorized at June 30, 2020; 3,480,000 authorized at December 31, 2019; $.0001 par value) (Zero shares issued and outstanding at June 30, 2020; 2,438,866 shares issued and outstanding at December 31, 2019)	-	244
Common Stock – Par Value (25,000,000 authorized at June 30, 2020; 12,180,000 authorized at December 31, 2019; $.0001 par value) (6,217,577 shares issued and outstanding at June 30, 2020; 1,978,269 shares issued and outstanding at December 31, 2019)	622	198
Additional paid-in capital	31,289,650	7,694,547
Accumulated deficit	(8,062,403)	(6,751,705)

Total stockholders’ equity	23,227,869	943,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,613,034	$1,432,576

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
General and administrative	676,399	268,120	1,016,571	536,049
Research and development	157,023	361,273	294,127	547,317
Total operating expenses	833,422	629,393	1,310,698	1,083,366

NET LOSS	$(833,422)	$(629,393)	$(1,310,698)	$(1,083,366)

Net loss per share of common shares, basic and diluted	$(0.31)	$(0.32)	$(0.55)	$(0.55)

Weighted-average number of common shares outstanding, basic and diluted	2,719,198	1,978,269	2,370,082	1,978,269

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Three and Six Months Ended June 30, 2019

Balance, December 31, 2018	1,292,952	$129	1,978,269	$198	$4,121,395	$(4,323,520)	$(201,798)

Preferred stock and warrants issued	804,153	81	-	-	2,384,919	-	2,385,000
Stock-based compensation	-	-	-	-	15,531	-	15,531
Net Loss	-	-	-	-	-	(453,973)	(453,973)

Balance, March 31, 2019	2,097,105	$210	1,978,269	$198	$6,521,845	$(4,777,493)	$1,744,760

Stock-based compensation	-	-	-	-	6,029	-	6,029
Net Loss	-	-	-	-	-	(629,393)	(629,393)

Balance, June 30, 2019	2,097,105	$210	1,978,269	$198	$6,527,874	$(5,406,886)	$1,121,396

	Three and Six Months Ended June 30, 2020

Balance, December 31, 2019	2,438,866	$244	1,978,269	$198	$7,694,547	$(6,751,705)	$943,284

Common stock issued	-	-	50,460	5	51,995	-	52,000
Stock-based compensation	-	-	-	-	18,460	-	18,460
Net Loss	-	-	-	-	-	(477,276)	(477,276)

Balance, March 31, 2020	2,438,866	$244	2,028,729	$203	$7,765,002	$(7,228,981)	$536,468

Common stock issued, net of issuance costs	-	-	1,750,000	175	23,419,546	-	23,419,721
Preferred stock conversion to common stock and fractional shares adjustments from stock split and conversion	(2,438,866)	(244)	2,438,848	244	(261)	-	(261)
Stock-based compensation	-	-	-	-	105,363	-	105,363
Net Loss	-	-	-	-	-	(833,422)	(833,422)

Balance, June 30, 2020	-	$-	6,217,577	$622	$31,289,650	$(8,062,403)	$23,227,869

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,310,698)	$(1,083,366)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,202	629
Stock based compensation	123,823	21,560
Changes in assets and liabilities:
Prepaid expenses	(69,987)	(32,363)
Accounts payable and accrued expenses	61,742	224,418
Net cash flows used in operating activities	(1,193,918)	(869,122)

INVESTING ACTIVITIES
Purchase of property and equipment	(7,821)	-
Net cash flows used in investing activities	(7,821)	-

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock	26,250,000	1,850,003
Issuance costs	(2,745,279)	-
Proceeds from stock option exercise	52,000	-
Borrowings from notes payable	169,049	-
Payments on notes payable	(66,218)	-
Borrowings on loan payable	108,500	-
Net cash flows provided by financing activities	23,768,052	1,850,003

CHANGE IN CASH FOR THE PERIOD	22,566,313	980,881

CASH, BEGINNING OF PERIOD	1,232,030	445,163

CASH, END OF PERIOD	$23,798,343	$1,426,044

Non-cash financing activities
Conversion of SAFE agreements to Series A preferred stock	$-	$535,000
Application of deferred offering costs to initial public offering proceeds	$(456,437)	$-
Amounts owed related to fractional shares adjustment, included in accounts payable and accrued expenses	$(261)	$-

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization, Principal Activities, and Basis of Presentation

Lantern Pharma Inc., and Subsidiary (the “Company”) is a clinical stage biotechnology company, focused on leveraging artificial intelligence (“A.I.”), machine learning and genomic data to streamline the drug development process and to identify the patients that will benefit from its targeted oncology therapies. The Company’s portfolio of therapies consists of small molecule drug candidates that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that it is developing with the assistance of its A.I. platform and its biomarker driven approach. The Company’s A.I. platform, known as RADR®, uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning. The Company’s data-driven, genomically-targeted and biomarker-driven approach allows it to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates.

Lantern Pharma Inc. was incorporated under the laws of the state of Texas on November 7, 2013, and thereafter reincorporated in the state of Delaware on January 15, 2020. The Company’s principal operations are located in Texas. The Company formed a wholly owned subsidiary, Lantern Pharma Limited, in the United Kingdom in July 2017. All intercompany balances and transactions have been eliminated in consolidation.

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR platform. This includes research and development for three drug candidates in development in targeted areas identified with the assistance of the RADR platform:

●	LP-100 (irofulven), out-licensed to Oncology Venture, in phase II trial for the treatment of prostate cancer;

●	LP-300 (Tavocept) in planning stages for phase II trial for the treatment of non-small cell lung cancer; and

●	LP-184 in preclinical studies for treatment of solid tumors including prostate, ovarian, and liver cancers.

In connection with the Company’s reincorporation in the state of Delaware on January 15, 2020, the par value of the Company’s Common Stock and Series A Preferred Stock was changed from $0.01 per share to $0.0001 per share. The change in the par value has been retroactively reflected in the accompanying condensed consolidated financial statements. Additional funds have been reclassified from Common Stock and Series A Preferred Stock to additional paid-in capital to reflect the change in par value associated with the reincorporation.

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2019. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2019 year-end condensed consolidated balance sheet data in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019 and the notes thereto included in the Company’s final prospectus, dated June 10, 2020, for the Company’s initial public offering, on file with the Securities and Exchange Commission.

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Any reference in these notes to applicable guidance refers to Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). To date, the Company has operated its business as one segment. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Lantern Pharma Limited. All intercompany balances and transactions have been eliminated in consolidation.

Effective June 11, 2020, in connection with the Company’s initial public offering (“IPO”), the Company completed a forward stock split of its common stock at a ratio of 1.74 for 1 shares. In addition, all of the Company’s preferred stock converted into common stock effective June 15, 2020 in connection with the IPO. All data on common stock and equivalents in the accompanying condensed consolidated financial statements and in these notes are shown herein reflective of this stock split and the conversion of the preferred stock. In addition, the number of shares of preferred stock in the accompanying condensed consolidated financial statements and in these notes is presented to reflect the number of shares into which the preferred stock would convert as a result of the forward stock split.

Note 2. Liquidity

The Company incurred a net loss of $1,310,698 and $1,083,366 during the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, the Company had working capital of $23,320,992, primarily as a result of the net proceeds raised in the IPO of approximately $23,420,000 (see Note 5). The Company had working capital of $743,526 as of December 31, 2019. The Company has received funding in the form of periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. As of December 31, 2019, there was substantial doubt about the Company’s ability to continue as a going concern in the absence of additional funding. We believe that our existing cash and cash equivalents as of June 30, 2020, resulting from the proceeds raised in the IPO, and our anticipated expenditures and capital commitments for the calendar year 2020 and the first half of calendar year 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this quarterly report.

Note 3. Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant areas of estimation include determining deferred tax asset valuation allowance and the inputs in determining the fair value of equity-based awards and warrants issued. Actual results could differ from those estimates.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. Operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks, including the potential risk of business failure.

The extent of the impact and effects of the recent outbreak of the coronavirus (COVID-19) on the operation and financial performance of the Company’s business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, the recovery time of disrupted research services, the consequential staff shortages, and research and development delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the Company’s operations are impacted by this outbreak for an extended period, the Company’s results of operations or liquidity may be materially adversely affected.

Deferred Offering Costs

In conjunction with the Company’s IPO, costs incurred related to the IPO were capitalized as deferred equity issuance costs in other non-current assets until the time of completion of the IPO. Upon completion of the IPO, these costs have been offset against proceeds received. Offering costs include direct and incremental costs related to the offering such as legal fees and related costs associated with the IPO.

During the six months ended June 30, 2020, the Company classified deferred offering costs of $456,437 as a reduction to additional paid-in capital upon completion of the Company’s IPO on June 15, 2020. As of December 31, 2019, the Company recorded deferred offering costs of $191,000 and as of June 30, 2020, there were no deferred offering costs recorded on the Company’s condensed consolidated balance sheets.

Research and Development

Research and development costs are expensed as incurred. These expenses primarily consist of payroll, contractor expenses, supplies, and technical infrastructure on the cloud for the purposes of developing the Company’s RADR platform and identifying, developing, and testing drug candidates. Development costs incurred by third parties are expensed as the work is performed. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred.

Prepaid Expense

Prepaid expense as of June 30, 2020 totaled approximately $71,000 and included approximately $9,000 of upfront contractor fees, $55,000 of licensing and other fees to AF Chemicals, LLC, and approximately $7,000 of annual insurance fees.

Loan Pursuant to Paycheck Protection Program

The Company received $108,500 in aggregate loan proceeds (the “PPP Loan”) from JPMorgan Chase Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a loan application and payment agreement (the “PPP Loan Agreement”) by and between the Company and the Lender. This amount is recorded as a loan payable on the Company’s condensed consolidated balance sheet at June 30, 2020.

Note 4: Commitments and Contingencies

BioNumerik Pharmaceuticals.

In January 2018, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with BioNumerik Pharmaceuticals, Inc. (“BioNumerik”), pursuant to which the Company acquired rights to domestic and international patents, trademarks and related technology and data relating to LP-300 (Tavocept) for human therapeutic treatment indications. The Assignment Agreement replaced a License Agreement that was entered into between the Company and BioNumerik in May 2016. The Company made upfront payments totaling $25,000 in connection with entry into the Assignment Agreement.

In the event the Company develops and commercializes LP-300 internally, the Company is required to pay to the BioNumerik-related payment recipients designated in the Assignment Agreement a percentage royalty in the low double digits on cumulative net revenue up to $100 million, with incremental increases in the percentage royalty for net cumulative revenue between $100 million and $250 million, $250 million and $500 million, and $500 million and $1 billion, with a percentage royalty payment that could exceed $200 million for net cumulative revenue in excess of $1 billion. The Company has the right to first recover certain designated portions of patent costs and development and regulatory costs before the payment of royalties described above.

If the Company enters into a third party transaction for LP-300, the Company is required to pay the BioNumerik-related payment recipients a specified percentage of any upfront, milestone, and royalty amounts received by the Company from the transaction, after first recovering specified direct costs incurred by the Company for the development of LP-300 that are not otherwise reimbursed from such third party transaction.

In addition, the Assignment Agreement provides that the Company will use commercially diligent efforts to develop LP-300 and make specified regulatory filings and pay specified development and regulatory costs related to LP-300. The Assignment Agreement also provides that the Company will provide TriviumVet DAC (“TriviumVet”) with (i) specified data and information generated by the Company with respect to LP-300, and (ii) an exclusive license to use specified LP-300-related patent rights, trademark rights and related intellectual property to support LP-300 development in non-human (animal) treatment indications.

The Company is also required to pay all patent costs on covered patents related to LP-300. These patent costs are fully recoverable at the time of any net revenue from LP-300, with up to 50% of net revenue amounts to be applied towards repayment of patent costs until such costs are fully recovered.

In addition to the recovery of patent costs, the Company has the right to recover the $25,000 upfront payments made in connection with entry into the Assignment Agreement, which payments are recoverable prior to making any royalty or third party transaction sharing payments. The Company also has the right to recover previously incurred LP-300 development and regulatory costs, with up to a mid-single digit percentage of net revenue amounts to be applied towards repayment of development and regulatory costs until such costs are fully recovered.

There is approximately $11,000 payable to BioNumerik as of June 30, 2020 and December 31, 2019.

AF Chemicals.

In January 2015, the Company entered into a Technology License Agreement to exclusively license domestic and international patent rights from AF Chemicals, LLC (“AF Chemicals”) for the treatment of cancer in humans for the compounds LP-100 (Irofulven) and LP-184. In February 2016, the Company and AF Chemicals entered into an Addendum providing for additions and amendments to the Technology License Agreement.

Pursuant to the Technology License Agreement and Addendum (collectively, the “AFC License Agreement”) the Company is obligated to make annual licensing fee payments to AF Chemicals in the amount of $30,000 per year relating to LP-184. The Company paid $0 and $30,000 to AF Chemicals relating to the LP-184 annual fee during the three and six months ended June 30, 2020, $7,500 and $15,000 of which was expensed during the three and six months ended June 30, 2020, respectively. The Company paid $0 and $30,000 to AF Chemicals relating to the LP-184 annual fee during the three and six months ended June 30, 2019, $7,500 and $15,000 of which was expensed during the three and six months ended June 30, 2019, respectively. Such amounts are included in research and development expenses in the accompanying condensed consolidated statements of operations. In addition, the Company is obligated to make milestone payments to AF Chemicals at the time of an Investigational New Drug Application (“IND”) filing relating to LP-184 and also upon reaching additional specified milestones in connection with the development and potential marketing approval of LP-184 in the United States, specified countries in Europe, and other countries.

In the event of a sublicense of the LP-184 rights, the Company is obligated to pay AF Chemicals (a) a low double digit percentage of the gross income and fees received by the Company with respect to the United States in connection with such sublicense, and (b) a lower double digit percentage of the gross income and fees received by the Company with respect to Europe and Japan in connection with such sublicense.

The AFC License Agreement also provides that the Company will pay AF Chemicals a royalty of at least a very small single digit percentage of specified net sales of LP-184 and other analogs. In addition, the AFC License Agreement contains specified time requirements for the Company to file an IND, enroll patients in clinical trials, and file a potential NDA with respect to LP-184, with the ability for the Company to pay AF Chemicals additional amounts ranging from $25,000 to $50,000 for each one, two, and three year extension to such development time requirements, with additional extensions beyond three years to be negotiated by the Company and AF Chemicals. During the three and six months ended June 30, 2020, the Company paid AF Chemicals $25,000 and $50,000, respectively, relating to the IND filing milestone extension fee for LP-184, $12,500 and $25,000 of which were expensed during the three and six months ended June 30, 2020, respectively, and included under research and development expenses in the accompanying condensed consolidated statements of operations. The Company paid AF Chemicals $37,500 during the year ended December 31, 2019 in connection with extension of the IND filing milestone for LP-184, none of which was paid during the three and six months ended June 30, 2019. Amounts of $9,375 and $18,750 were expensed during the three and six months ended June 30, 2019, respectively, related to this extension payment, and included under research and development expenses in the accompanying condensed consolidated statements of operations. The Company is also obligated to make annual licensing fee payments to AF Chemicals relating to LP-100 as described below under “Oncology Venture.”

Nothing was accrued or payable to AF Chemicals as of June 30, 2020 and December 31, 2019.

Oncology Venture.

In May 2015, the Company licensed various rights to LP-100 to Oncology Venture pursuant to a Drug License and Development Agreement. In February 2016, the Company and Oncology Venture entered into an addendum and an amendment providing for additions and amendments to the Drug License and Development Agreement. In connection with the Drug License and Development Agreement, as amended (collectively, the “OV License and Development Agreement”), Oncology Venture agreed to directly pay to AF Chemicals on behalf of the Company amounts owed to AF Chemicals with respect to LP-100 under the AFC License Agreement. Amounts paid by Oncology Venture to AF Chemicals on behalf of the Company are then deducted from amounts owed by Oncology Venture to the Company.

The amounts owed to AF Chemicals with respect to LP-100 are in many ways similar to the amounts owed with respect to LP-184 as described above under “AF Chemicals”. In the event any such amounts relating to LP-100 are not paid to AF Chemicals by Oncology Venture, the Company is obligated to pay such unpaid amounts. In addition to the payments to be made by Oncology Venture, the Company is obligated to make annual licensing fee payments to AF Chemicals in the amount of $30,000 per year relating to LP-100. The Company paid $0 and $30,000 to AF Chemicals relating to the LP-100 annual fee during the three and six months ended June 30, 2020, respectively, $7,500 and $15,000 of which was expensed during the three and six months ended June 30, 2020, respectively. The Company paid $0 and $30,000 to AF Chemicals relating to the LP-100 annual fee during the three and six months ended June 30, 2019, respectively, $7,500 and $15,000 of which was expensed during the three and six months ended June 30, 2019, respectively. Such amounts are included in research and development expenses in the accompanying condensed consolidated statements of operations. There is nothing accrued or payable related to the OV License and Development Agreement as of June 30, 2020 and December 31, 2019.

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of June 30, 2020 and December 31, 2019. No revenue has been recognized from this grant through June 30, 2020.

Operating Lease

The Company leased office space in Dallas, Texas under month-to-month lease arrangements during the six months ended June 30, 2020 and the year ended December 31, 2019.

In August 2019, the Company entered into a leasing agreement for office space in New Jersey. Monthly rent is $2,106, plus electrical utilities and the lease expires on July 31, 2020.

Public Company Director and Officer Liability Insurance

In connection with becoming a public company, the Company obtained director and officer liability insurance at a premium cost of approximately $1,810,000, with approximately $104,000 of such insurance premiums expensed during the six months ended June 30, 2020, all of which is accrued as of June 30, 2020. The remaining balance of approximately $1,706,000 was included under other current asset and insurance payable on the Company’s condensed consolidated balance sheet at June 30, 2020.

Note 5. Shareholders’ Equity

Preferred Stock

In March 2019, the Company sold 590,643 shares of Series A preferred stock for aggregate proceeds of approximately $1,850,000. The Company also issued 213,510 shares of Series A preferred stock in March 2019, in connection with the conversion of the Simple Agreement for Future Equity (SAFE) agreements. See Note 6. In connection with the sale and issuance of the Series A preferred stock in March 2019, the Company issued warrants to purchase an aggregate of 96,499 shares of Series A preferred stock at an initial exercise price of $3.13 per share.

As of December 31, 2019, the Company had 3,480,000 authorized shares of preferred stock, of which 2,438,866 shares designated as Series A Preferred Stock were issued and outstanding. The holders of Series A Preferred Stock were entitled to receive dividends when, as and if declared by the Company’s Board of Directors, payable in preference and priority to any declaration or payment of dividends on Common Stock.

Effective January 15, 2020, as a result of the reincorporation in the state of Delaware, the par value of the Company’s preferred stock was changed from $0.01 to $0.0001 per share, and all data on preferred stock was retroactively adjusted to be shown herein as reflective of this change

Upon the Company’s IPO, all shares of the Company’s Series A preferred stock were converted into 2,438,851 shares of common stock effective June 15, 2020, with fractional share adjustments made in connection with the conversion as discussed below. As of June 30, 2020, the Company had 1,000,000 authorized share of preferred stock, with zero shares of preferred stock issued and outstanding.

Common Stock

On June 15, 2020, the Company received net proceeds of $23,419,721 in its IPO, after deducting underwriting discounts and commissions of $1,968,750 and other offering expenses of $861,529 borne by the Company. The Company issued and sold 1,750,000 shares of common stock in its IPO at a price of $15.00 per share. In connection with the IPO, all shares of the Company’s Series A Preferred Stock were converted into 2,438,851 shares of common stock, after giving effect to the 1.74 for 1 forward stock split of the common stock and net of the fractional shares adjustments that occurred in connection with the IPO.

The Company is to make payments of approximately $261 in the aggregate in connection with fractional shares resulting from the stock split and the conversion of the preferred stock that took place in connection with the IPO.

During the three and six months ended June 30, 2020, the Company issued zero and 50,460 shares of common stock relating to the exercise of stock options. The shares were issued at a purchase price of $1.03 for total proceeds of $52,000.

As of June 30, 2020, the Company had 25,000,000 authorized shares of Common Stock, of which 6,217,577 shares were issued and outstanding. As of December 31, 2019, the Company had 12,180,000 authorized shares of Common Stock, of which 1,978,269 shares were issued and outstanding.

Warrants

The Company had warrants to purchase 332,014 shares of common stock outstanding and exercisable as of June 30, 2020 at a weighted average exercise price of $6.42 per share. The Company had warrants to purchase 232,885 shares of Series A Preferred Stock outstanding and exercisable as of June 30, 2019 at a weighted average exercise price of $3.13 per share.

In connection with the IPO and the conversion of the Series A Preferred Stock into common stock, all outstanding warrants to purchase Series A Preferred Stock converted into warrants to purchase common stock.

In connection with the IPO, the Company granted the underwriters warrants (the “Underwriters’ Warrants”) to purchase an aggregate of 70,000 shares of common stock at an exercise price of $18.75 per share, which is 125% of the initial public offering price. The Underwriters’ Warrants have a five-year term and are not exercisable prior to December 7, 2020. All of the Underwriters’ Warrants were outstanding at June 30, 2020.

In connection with the Series A Preferred Stock financing transactions discussed above, during the six months ended June 30, 2019, the Company issued warrants to purchase an aggregate of 96,498 shares of Series A Preferred Stock.

Options

The Company recorded stock-based compensation of approximately $124,000 and $22,000 related to stock options during the six months ended June 30, 2020 and 2019, respectively, and approximately $105,000 and $6,000 during the three months ended June 30, 2020 and 2019, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company recorded approximately $87,000 in additional stock-based compensation during the three months ended June 30, 2020, resulting from the acceleration of the vesting conditions of stock options upon the closing of the IPO.

A summary of stock option activity under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended, (the “Plan”) during the six months ended June 30, 2020 is presented below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding December 31, 2019	607,491	$1.03
Granted	306,743	15.00
Exercised	(50,460)	1.03
Cancelled or expired	(43,166)	1.03
Outstanding June 30, 2020	820,608	$6.25

Options were exercisable for 508,966 shares of Common Stock at June 30, 2020.

During the six months ended June 30, 2019, options to purchase 1,342 shares of Common Stock were granted, no options were exercised, and no options expired or were canceled.

Note 6. SAFE Agreements

In December 2018, the Company entered into SAFE agreements (the “SAFE Financing”) with five investors pursuant to which the Company received funding of $535,000 in exchange for agreement to issue the investors shares of preferred stock upon occurrence of a subsequent financing of preferred stock.

The number of shares to be received by the SAFE agreement investors was based on 80% of the pricing in the triggering equity financing. In a liquidity or dissolution event, the investors’ right to receive cash out was junior to payment of outstanding indebtedness and creditor claims, on par for other SAFEs and preferred stock, and senior to common stock. The SAFE agreements had no interest rate or maturity date, and the SAFE investors had no voting right prior to conversion.

The SAFE agreements were converted to equity in March 2019 and the Company issued 213,510 shares of Series A Preferred Stock in full satisfaction of these agreements.

Note 7. Notes and Loan Payable

In January 2020, the Company entered into a financing arrangement for commercial insurance with First Insurance Funding. The total amount financed was approximately $66,000 with an annual interest rate of 6.64%, to be paid over a period of ten months. In June 2020, the policy was canceled, and the remaining loan balance was satisfied. As of June 30, 2020, there is no remaining loan balance on the Company’s condensed consolidated balance sheet related to the First Insurance financing arrangement.

On May 1, 2020 (the “Origination Date”), the Company received $108,500 in aggregate loan proceeds (the “PPP Loan”) from JPMorgan Chase Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a loan application and payment agreement (the “PPP Loan Agreement”) by and between the Company and the Lender. Subject to the terms of the PPP Loan Agreement, the PPP Loan bears interest at a fixed rate of one percent (1.0%) per annum. Payments of principal and interest are deferred for the first six months following the Origination Date, and the PPP Loan will mature two years after the Origination Date. Following the deferral period, unless the loan is forgiven, the Company will be required to make payments of principal plus interest accrued under the PPP Loan to the Lender in monthly installments based upon an amortization schedule to be determined by the Lender based on the principal balance of the PPP Loan outstanding following the deferral period and taking into consideration any portion of the PPP Loan that may be forgiven prior to that time. The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration.

During the three months ended June 30, 2020, the Company received approximately $103,000 in funding resulting from a loan that was funded incorrectly. The Company’s return of the funds was hindered due to the lending institution’s reduced staffing and delayed responsiveness as a result of the coronavirus (COVID-19) pandemic. All of the funds from the loan were returned by the Company in July 2020, and no loan funds were expended prior to the return.

Note 8. Related Party Transactions

The Company has from time to time obtained preclinical services from Biological Mimetics, Inc., which is also a stockholder in the Company. The Company recorded expenses of approximately $10,000 and $12,000 related to Biological Mimetics, Inc. during the three and six months ended June 30, 2019, all of which is included in research and development. No expenses related to Biological Mimetics, Inc. were recorded during the three and six months ended June 30, 2020. Approximately $2,000 was owed to Biological Mimetics, Inc. at December 31, 2019, all of which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. Nothing was owed to Biological Mimetics at June 30, 2020.

The Company has previously engaged Intuition Systems (“Intuition”) to provide services relating to development of the Company’s technology infrastructure and artificial intelligence platform, cloud computing, and computational biology. The chief executive officer of Intuition is the brother of Arun Asaithambi, the Company’s former Chief Executive Officer, President and Director. No expenses were recorded related to Intuition Systems during the three and six months ended June 30, 2020 or during the three and six months ended June 30, 2019. At both June 30, 2020 and December 31, 2019, approximately $9,000 remained unpaid relating to Intuition and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In January 2018, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with BioNumerik Pharmaceuticals, Inc. (“BioNumerik”), pursuant to which the Company acquired rights to domestic and international patents, trademarks and related technology and data relating to LP-300 for human therapeutic treatment indications. Mr. Margrave, the Company’s Chief Financial Officer and Secretary, formerly served as the President, Chief Administrative Officer, General Counsel and Secretary of BioNumerik and has a minority ownership interest in BioNumerik. The Company recorded no expense related to BioNumerik during the three and six months ended June 30, 2020 and June 30, 2019. Amounts payable to BioNumerik as of both June 30, 2020 and December 31, 2019 totaled approximately $11,000.

Note 9. Loss Per Share of Common Shares

Basic loss per share is derived by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock unless such effect is anti-dilutive. In calculating the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remained the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. Potentially dilutive securities outstanding that have been excluded from diluted loss per share due to being anti-dilutive include the following:

	Outstanding at June 30,
	2020	2019
Warrants to purchase Common Stock	332,014	-
Warrants to purchase Series A Preferred stock	-	232,885
Stock options	820,608	630,402
Series A preferred stock	-	2,097,105
	1,152,622	2,960,392

Note 10. Subsequent Events

In July 2020, the Company returned approximately $103,000 in funding resulting from a loan that was funded incorrectly. All of the funds from the loan were returned by the Company and no loan funds were expended prior to the return.

In July 2020, the Company entered into an agreement with Patheon API Services, Inc. (“Patheon”) for the manufacture and supply of cGMP material to support the Company’s planned Phase II clinical trial for its product candidate LP-300. In addition to producing LP-300 API (active pharmaceutical ingredient) under cGMP (current Good Manufacturing Practices) conditions, Patheon will transfer previously validated manufacturing processes and analytical methods for LP-300 and will produce non-GMP material that can be used to support non-clinical studies for LP-300. The agreement provides for payments in stages as specified process and manufacturing milestones are achieved. Patheon, a part of Thermo Fisher Scientific, has previously developed and/or manufactured more than 700 pharmaceuticals for biopharma clients and has more than 55 locations around the world, providing access to a fully integrated global network of facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those factors discussed in the Risk Factors section of the final prospectus, dated June 10, 2020, for our initial public offering, on file with the Securities and Exchange Commission.

Overview

We are a clinical stage biotechnology company, focused on leveraging artificial intelligence (“A.I.”), machine learning and genomic data to streamline the drug development process and to identify the patients that will benefit from our targeted oncology therapies. Our portfolio of therapies consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 450 million data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

Our strategy is to both develop new drug candidates using our RADR® platform, and other machine learning driven methodologies, and to pursue the development of drug candidates that have undergone previous clinical trial testing or that may have been halted in development or deprioritized because of insufficient clinical trial efficacy (i.e., a meaningful treatment benefit relevant for the disease or condition under study as measured against the comparator treatment used in the relevant clinical testing) or for strategic reasons by the owner or development team responsible for the compound. Importantly, these historical drug candidates appear to have been well-tolerated in many instances, and often have considerable data from previous toxicity, tolerability and ADME (absorption, distribution, metabolism, and excretion) studies that have been completed. Additionally, these drug candidates may also have a body of existing data supporting the potential mechanism(s) by which they achieve their intended biologic effect, but often require more targeted trials in a stratified group of patients to demonstrate statistically meaningful results. Our dual approach to both develop de-novo, biomarker-guided drug candidates and “rescue” historical drug-candidates by leveraging A.I., recent advances in genomics, computational biology and cloud computing is emblematic of a new era in drug development that is being driven by data-intensive approaches meant to de-risk development and accelerate the clinical trial process. In this context, we intend to create a diverse portfolio of oncology drug candidates for further development towards regulatory and marketing approval with the objective of establishing a leading A.I.-driven, methodology for treating the right patient with the right oncology therapy.

A key component of our strategy is to target specific cancer patient populations and treatment indications identified by leveraging our RADR® platform, a proprietary A.I. enabled engine created and owned by us. We believe the combination of our therapeutic area expertise, our A.I. expertise, and our ability to identify and develop promising drug candidates through our collaborative relationships with research institutions in selected areas of oncology gives us a significant competitive advantage. Our RADR® platform was developed and refined over the last four years and integrates millions of data points immediately relevant for oncology drug development and patient response prediction using artificial intelligence and proprietary machine learning algorithms. By identifying clinical candidates, together with relevant genomic and phenotypic data, we believe our approach will help us design more efficient pre-clinical studies, and more targeted clinical trials, thereby accelerating our drug candidates’ time to approval and eventually to market. Although we have not yet applied for or received regulatory or marketing approval for any of our drug candidates, we believe our RADR® platform has the ability to reduce the cost and time to bring drug candidates to specifically targeted patient groups. We believe we have developed a sustainable and scalable biopharma business model by combining a unique, oncology-focused big-data platform that leverages artificial intelligence along with active clinical and preclinical programs that are being advanced in targeted cancer therapeutic areas to address today’s treatment needs.

Our current portfolio consists of three active compounds in development: two drug candidates in clinical phases and, one in preclinical studies. All of these drug candidates are leveraging precision oncology, A.I. and genomic driven approaches to accelerate and direct development efforts. We currently have two drug candidates in clinical development, LP-100 and LP-300, where we are leveraging data from prior preclinical studies and clinical trials, along with insights generated from our A.I. platform, to target the types of tumors and patient groups that would be most responsive to the drug. Both LP-100 and LP-300 showed promise in prior clinical testing, but failed pivotal Phase III trials where the overall results did not meet the required clinical endpoints due to what we believe was a lack of patient stratification driven by an inability to develop biomarker-driven, precision oncology trials. Additionally, we have one new drug candidate, LP-184, in preclinical development for two potentially distinct indications where we are leveraging machine learning and genomic data to streamline the drug development process and to identify the patients and cancer subtypes that will best benefit from the drug, if approved.

Our development strategy is to pursue an increasing number of oncology focused, molecularly targeted therapies where artificial intelligence and genomic data can help us provide biological insights, reduce the risk associated with development efforts and help clarify potential patient response. We plan on strategically evaluating these on a program-by-program basis as they advance into clinical development, either to be done entirely by us or with out-licensing partners to maximize the commercial opportunity and reduce the time it takes to bring the right drug to the right patient

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were $833,422 and $629,393 for the three months ended June 30, 2020 and June 30, 2019, respectively. Our net losses for the six months ended June 30, 2020 and June 30, 2019 were $1,310,698 and $1,083,366, respectively.

Our net losses have primarily resulted from costs incurred in licensing and developing the drug candidates in our pipeline, planning, preparing and conducting preclinical studies, early stage clinical testing and general and administrative activities associated with our operations. We expect to continue to incur significant expenses and corresponding increased operating losses for the foreseeable future as we continue to develop our pipeline. Our costs may further increase as we conduct preclinical studies and clinical trials and potentially seek regulatory clearance for and prepare to commercialize our drug candidates. We expect to incur significant expenses to continue to build the infrastructure necessary to support our expanded operations, preclinical studies, clinical trials, commercialization, including manufacturing, marketing, sales and distribution functions. We will also experience increased costs associated with operating as a public company.

Our operations, including the development of our drug candidates, could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease like the recent outbreak of COVID-19. For example, as a result of measures imposed by the governments in regions affected by COVID-19 businesses and schools have been suspended due to quarantines or “stay at home” orders intended to contain this outbreak. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a Public Health Emergency of International Concern (PHEIC), based on the advice of the Emergency Committee under the International Health Regulations (2005), and on March 12, 2020, the President of the United States imposed international travel restrictions between the U.S. and Europe to supplement the existing international travel restrictions between the US and certain Asian countries and on March 13, 2020, declared a national emergency in response to the likely spread of COVID-19. COVID-19 continues to spread globally and, as of June 30 2020, has spread to over 150 countries, including the United States. U.S. and international stock markets continue to experience fluctuations and to be impacted from time to time by uncertainty associated with the impact of COVID-19 on the U.S., Chinese, European and other economies and the reduced levels of international travel experienced since early 2020. The Dow Industrial Average and other domestic and international stock indices have experienced substantial fluctuations during the first half of 2020 largely attributed to assessments and expectations regarding the adverse effects of the pandemic on the world’s economies. We are continuing to assess our business plans and the impact COVID-19 may have on our operations and plans, including the ability to advance the development of our drug candidates, but no assurances can be given that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular. The extent to which COVID-19 impacts our operations and plans will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity and treatment of COVID-19, and preventative or protective actions that governments, businesses, and organizations performing research and clinical trials may take in respect of COVID-19, among others. The existence and spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or materially and adversely affect our collaborators and out-license partner’s ability to perform and advance preclinical and nonclinical studies and clinical trials. For example, Oncology Venture has informed us that continuing enrollment in the Phase II clinical trial for LP-100 (Irofulven) has slowed during the pandemic. The timing of non-clinical research studies for our drug candidates by collaborators and service providers also slowed during the second quarter of 2020 in connection with the pandemic.

Components of Our Results of Operations

Revenues

We did not recognize revenues for any of the three or six month periods ended June 30, 2020 and 2019.

General and Administrative

General and administrative expenses consist of our operating expenses that are not included in the direct costs of production or cost of goods sold which include:

●	corporate office overhead expenses such as salaries of administrative staff and corporate officers;

●	legal expenses;

●	accounting expenses; and

●	insurance, rent, utilities and supplies.

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

●	expenses incurred towards consultants, laboratories and investigators that conduct our preclinical or clinical research activities; and

●	the cost of acquiring and developing preclinical study materials and lab supplies.

We expense research and development costs to operations as incurred.

Our research and development costs by project category for the three months ended June 30, 2020 are as follows:

Three Months Ended June 30, 2020
LP-300	$21,417
LP-184	60,205
RADR® Platform	45,499
Other	29,902
Total research and development expenses	$157,023

As a private company, we did not track our research and development costs by project category primarily because research and development salary expenses were not further allocated to each project. As a result, our tracking of research and development costs by project category commenced during the three months ended June 30, 2020 in connection with the Company’s IPO.

We expect that our research and development expenses will increase as we plan for and commence our clinical trials of LP-184 and LP-300.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of LP-184 and LP-300 or our other therapeutic candidates. We may never succeed in achieving regulatory approval for LP-184 and LP-300 or any of our other drug candidates. The duration, costs and timing of clinical trials and development of our therapeutic candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each drug candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, insurance, the cost of various consultants, occupancy costs and information systems costs.

We expect that our general and administrative expenses will increase now that we are operating as a public company. We expect increased administrative costs resulting from our anticipated clinical trials and the potential commercialization of our drug candidates. We believe that these increases in our general and administrative expenses will include increased costs for director and officer liability insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to a public company.

Summary Results of Operations for the Three Months and Six Months Ended June 30, 2020 and 2019 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating expenses
General and administrative	$676,399	$268,120	$1,016,571	$536,049
Research and development	157,023	361,273	294,127	547,317
Total expenses	833,422	629,393	1,310,698	1,083,366
Net loss	$(833,422)	$(629,393)	$(1,310,698)	$(1,083,366)

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenues

To date, except for a prior research grant, we have not generated any revenue since our inception.

General and Administrative Expenses

General and administrative expenses increased $408,279 or 152%, from $268,120 for the three months ended June 30, 2019 to $676,399 for the three months ended June 30, 2020. The increase was primarily attributable to increases in: labor expense of approximately $86,000, increases in Nasdaq and other filing fees of approximately $44,000, professional fees increases of approximately $79,000, insurance expense increases of approximately $139,000, and stock option compensation expense increases of approximately $99,000. This was partially offset by a decrease in travel and relocation of approximately $48,000.

Research and Development Expenses

Research and development expenses decreased $204,250, or 57%, from $361,273 for the three months ended June 30, 2019 to $157,023 for the three months ended June 30, 2020. The decrease was primarily attributable to reductions in product candidate manufacturing related expenses of approximately $151,000 reflecting completion of process development and scale-up studies conducted in the prior year period, reductions in preclinical and clinical research studies expenses of approximately $72,000, and a reduction in research and development employee associated expenses of approximately $20,000, offset in part by an increase in non-manufacturing related consulting expenses of approximately $35,000. Expenses for annual licensing fees and development milestone extension payments did not change substantially for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenues

To date, except for a prior research grant, we have not generated any revenue since our inception.

General and Administrative Expenses

General and administrative expenses increased $480,522 or 90%, from $536,049 for the six months ended June 30, 2019 to $1,016,571 for the six months ended June 30, 2020. The increase was primarily attributable to increases in labor expense of approximately $153,000, increases in Nasdaq and other filing fees of approximately $51,000, professional fees increase of approximately $42,000, insurance expense increases of approximately $164,000, and stock option compensation expense increases of approximately $102,000. This was partially offset by a decrease in travel and relocation of approximately $58,000.

Research and Development Expenses

Research and development expenses decreased $253,190, or 46%, from $547,317 for the six months ended June 30, 2019 to $294,127 for the six months ended June 30, 2020. The decrease was primarily attributable to reductions in product candidate manufacturing related expenses of approximately $210,000 reflecting completion of process development and scale-up studies conducted in the prior year period, reductions in preclinical and clinical research studies expenses of approximately $64,000, and a reduction in research and development employee associated expenses of approximately $47,000, offset in part by increases in non-manufacturing related consulting expenses of approximately $61,000. Expenses for annual licensing fees and development milestone extension payments did not change substantially for the six months ended June 30, 2020 as compared to the three months ended June 30, 2019.

On September 3, 2018 Lantern Pharma Limited, our wholly owned subsidiary, was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of our LP-184 drug candidate. Following our research and development activities in Northern Ireland, the grant will reimburse 50% of our research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories and will remain in force for a period of five years. No revenue has been recognized from this grant through June 30, 2020.

Liquidity and Capital Resources

We incurred net losses of $1,310,698 and $1,083,366 for the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, we had working capital of approximately $23,321,000 and as of December 31, 2019 we had working capital of approximately $744,000.

On June 10, 2020, our registration statement on Form S-1 relating to our IPO was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on June 15, 2020, and we issued and sold 1,750,000 shares of common stock at a public offering price of $15.00 per share. Gross proceeds totaled $26,250,000 and net proceeds totaled $23,419,721 after deducting underwriting discounts and commissions of $1,968,750 and other offering expenses of $861,529.

On May 1, 2020 (the “Origination Date”), we received $108,500 in aggregate loan proceeds (the “PPP Loan”) from JPMorgan Chase Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. As of June 30, 2020, we expect to meet the requirements of loan forgiveness under the stipulations of the program. In the event we do not meet the requirements of loan forgiveness, the PPP Loan bears interest at a fixed rate of 1.0% per annum. Payments of principal and interest are deferred for the first six months following the Origination Date, and the PPP Loan will mature two years after the Origination Date. Following the deferral period, we will be required to make payments of principal plus interest accrued under the PPP Loan to the Lender in monthly installments based upon an amortization schedule to be determined by the Lender based on the principal balance of the PPP Loan outstanding following the deferral period and taking into consideration any portion of the PPP Loan that may be forgiven prior to that time.

During the three months ended June 30, 2020, we received approximately $103,000 in funding resulting from a loan that was funded incorrectly. Our return of the funds was hindered due to the lending institution’s reduced staffing and delayed responsiveness as a result of the coronavirus (COVID-19) pandemic. All of the funds from the loan were returned by us in July 2020 and no loan funds were expended prior to the return.

We have not yet generated any revenues from operations, other than revenues from a research grant, and we have not yet achieved profitability. We expect that general and administrative expenses and our research and development expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, our operations have been financed primarily through the sale of equity securities, and, to a much lesser extent, funds received by us from the PPP Loan and a 2017 grant from the Massachusetts Life Sciences Center. We plan to apply for grant funding in the future to assist in supporting our capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity.

As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $23,798,000 and $1,232,000, respectively. We believe that our existing cash and cash equivalents as of June 30, 2020, and our anticipated expenditures and capital commitments for the calendar year 2020 and the first half or the calendar year 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Six Months Ended June 30,
	2020	2019
	(Unaudited)
Net cash flows used in operating activities	$(1,193,918)	$(869,122)
Net cash flows used in investing activities	(7,821)	—
Net cash flows provided by financing activities	23,768,052	1,850,003
Net increase in cash and cash equivalents	$22,566,313	$980,881

Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $1,193,918 compared to $869,122 for the six months ended June 30, 2019. The increase in net cash used in operating activities was primarily the result of the increase in the net loss together with increases in prepaid expenses.

Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $7,821. No net cash was used in or provided by investing activities during the six months ended June 30, 2019.

Financing Activities

Net cash provided by financing activities was $23,768,052 during the six months ended June 30, 2020, attributable primarily to net proceeds from our initial public offering. Net cash provided by financing activities during the six months ended June 30, 2019 was $1,850,003.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we commence our clinical trials of LP-184 and LP-300, pursue development of our other drug candidates, and seek potential future marketing approval for our drug candidates which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We anticipate that our expenses will increase substantially as we:

●	continue the development of our drug candidates;

●	initiate preclinical studies and clinical trials for any additional indications for our current drug candidates and any future drug candidates that we may pursue;

●	continue to build our portfolio of drug candidates through the acquisition or in-license of additional drug candidates or technologies;

●	continue to develop, maintain, expand and protect our intellectual property portfolio;

●	continue to develop, maintain, and expand our RADR® platform;

●	pursue regulatory approvals for those of our current and future drug candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing, distribution and other commercial infrastructure to commercialize any drug candidate for which we may obtain marketing approval;

●	hire additional clinical, regulatory, scientific and accounting personnel; and

●	incur additional legal, accounting and other expenses in operating as a public company.

We expect that we will need to obtain substantial additional funding in order to complete our clinical trials. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of LP-184 and LP-300 and/or other drug candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to LP-184 and LP-300 or other drug candidates that we otherwise would seek to develop or commercialize ourselves.

Contractual Obligations

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with generally accepted accounting standards in the United States of America. Our significant accounting policies are described in Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant areas of estimation include determining the deferred tax asset valuation allowance and the inputs in determining the fair value of equity-based awards and warrants issued. Actual results could differ from these estimates.

Research and Development

Research and development expenses are expensed as incurred. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred.

Stock-based Compensation

We have granted stock options to our employees under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended (the “Plan”). Stock-based compensation expense from awards granted under the Plan is allocated over the required service period over which those stock option awards vest.

The stock option awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The estimated fair value of stock option awards was determined using the Black Scholes option pricing model on the date of grant. Significant judgment and estimates were used to estimate the fair value of these awards, as they occurred when our stock was not publicly traded.

Our estimation of fair value of the awards made prior to the time we became a public company considered our recent transactions, relevant industry and comparable public company data. Since, at the time of the grants, we were a non-public entity, the majority of the inputs used to estimate the fair value of the common stock option awards are considered level 3 due to their unobservable nature. Each option award is subject to specified vesting schedules and requirements. Compensation expense is charged to us over the required service period to earn the award which is expected to be up to four years, subject to the achievement of time and event-based vesting requirements. For the three months ended June 30, 2020 and June 30, 2019, we incurred share-based compensation expense related to equity awards totaling $105,363 and $6,029, respectively. For the six months ended June 30, 2020 and June 30, 2019, we incurred share-based compensation expense related to equity awards totaling $123,823 and $21,560, respectively. We have recorded these charges as general and administrative expense in our statement of operations.

Accounting Pronouncements

The Company considered the applicability and impact of recent accounting pronouncements and determined them to be either not applicable or expected to have minimal impact on our consolidated balance sheets or statements of operations.

Quantitative and Qualitative Disclosure About Market Risk

Our primary exposure to market risk is interest expense sensitivity, which is affected by changes in the general level of U.S. interest rates. Historically, we have raised capital through the issuance of equity securities.

We do not believe that our cash has significant risk of default or illiquidity. While we believe our cash does not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits.

We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the six months ended June 30, 2020 and 2019, respectively.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our balance sheet as of June 30, 2020 includes cash and cash equivalents of approximately $23,798,000. Our primary exposure to market risk is interest expense sensitivity, which is affected by changes in the general level of U.S. interest rates. Historically, we have raised capital through the issuance of equity securities.

We do not believe that our cash has significant risk of default or illiquidity. While we believe our cash does not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits.

We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The closing of our initial public offering occurred on June 15, 2020. Consequently, as a newly reporting company under the Exchange Act, we are not required to evaluate the effectiveness of our internal controls over financial reporting until the end of the fiscal year after we file our first annual report on Form 10-K, which will occur on December 31, 2021. However, in connection with the audit of our financial statements for the years ended December 31, 2019 and 2018, prior to our initial public offering, we observed material weaknesses in our internal controls over financial reporting during those periods because we did not have a formal process for period end financial closing and reporting, and also because we historically had insufficient resources to conduct an effective monitoring and oversight function independent from our operations. We believe we are addressing these weaknesses through measures including implementation of additional internal control processes and procedures regarding the financial close and reporting process, the recruitment of a full time Chief Financial Officer, and the allocation of additional personnel and resources to support our finance function, including, but not limited to, enhanced scrutiny of accounting entries in the areas where we have observed material weaknesses in our internal controls over financial reporting. Our management intends to monitor these weaknesses and evaluate whether the remedial actions taken by the Company have remediated these weaknesses when it completes its first evaluation of the Company’s internal controls over financial reporting for the fiscal year ended December 31, 2021.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the future, we may become involved in litigation or other legal proceedings that arise in the ordinary course of business. We are not currently party to any legal proceedings, and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results or financial condition. In the event we are subject to a legal proceeding, it could have a material adverse impact on us because of litigation costs and diversion of management resources.

Item 1A. Risk Factors.

As a Smaller Reporting Company we are exempted from the requirements of Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

Effective June 15, 2020, all of our outstanding shares of Series A Preferred Stock were converted into 2,438,851 shares of common stock in the aggregate after giving effect to a 1.74 for 1 forward stock split that occurred in connection with our initial public offering. The conversion of the Series A preferred stock into shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds.

On June 10, 2020, our registration statement on Form S-1, as amended (File No. 333-237714) was declared effective by the SEC in connection with our initial public offering of common stock, pursuant to which we issued and sold, on June 15, 2020, 1,750,000 shares of common stock at a public offering price of $15.00 per share for total gross proceeds of $26,250,000. On June 15, 2020 we received net proceeds of $23,419,721, after deducting underwriting discounts and commissions of $1,968,750 and other offering expenses of $861,529 borne by us. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates. ThinkEquity, a division of Fordham Financial Management, Inc. acted as sole book-running manager for the offering. Colliers Securities LLC and Paulson Investment Company, LLC acted as co-managers for the offering. There was no material change in the use of IPO proceeds from that described in the final prospectus, dated June 10, 2020, related to the offering, as filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Exhibit Description

3.1(iv)	Amendment to Certificate of Incorporation (incorporated by reference to exhibit 3.1(iv) to Registrant’s Form 8-K filed June 17, 2020).

3.1(v)	Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1(v) to Registrant’s Form 8-K filed June 17, 2020).

10.3	Amendment to Employment Agreement dated May 18, 2020 with Panna Sharma (incorporated by reference to exhibit 10.3 to Registrant’s Form S-1/A filed June 8, 2020).

10.4	Employment Agreement dated May 18, 2020 with David Margrave (incorporated by reference to exhibit 10.4 to Registrant’s Form S-1/A filed May 19, 2020).

10.16	Employment Agreement dated May 18, 2020 with Kishor G Bhatia (incorporated by reference to exhibit 10.16 to Registrant’s Form S-1/A filed May 19, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

**Furnished with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: July 30, 2020	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: July 30, 2020	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer