Form 10-Q
period 2020-09-30
Lantern Pharma Inc.
filed 2020-10-29
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐ No ☑

As of October 28, 2020, the registrant had 6,217,577 shares of common stock, $0.0001 par value per share outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements relating to:

●	the potential advantages of our RADR® platform in identifying drug candidates and patient populations that are likely to respond to a drug candidate;

●	our strategic plans to advance the development of any of our drug candidates;

●	our strategic plans to expand the number of data points that our RADR® platform can access and analyze;

●	our research and development efforts of our internal drug discovery programs and the utilization of our RADR® platform to streamline the drug development process;

●	the initiation, timing, progress, and results of our preclinical studies or clinical trials on any of our drug candidates;

●	our intention to leverage artificial intelligence, machine learning and genomic data to streamline the drug development process and to identify patient populations that would likely respond to a drug candidate;

●	our plans to discover and develop drug candidates and to maximize their commercial potential by advancing such drug candidates ourselves or in collaboration with others;

●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash and cash equivalents;

●	our ability to secure sufficient funding and alternative source of funding to support our existing and proposed preclinical studies and clinical trials;

●	our estimates regarding the potential market opportunity for our drug candidates we or any of our collaborators may in the future develop;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our expectations related to the use of proceeds from our initial public offering, which closed on June 15, 2020;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	the potential impact the outbreak of COVID-19 may have on our business plans;

●	our ability to source our needs for skilled labor in the fields of artificial intelligence, genomics, biology, oncology and drug development; and

●	the impact of government laws and regulations on the development and commercialization of our drug candidates.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
CURRENT ASSETS
Cash	$20,802,542	$1,232,030
Prepaid expenses and other current assets	1,672,802	788
Total current assets	22,475,344	1,232,818

Property and equipment, net	17,608	8,758
Deferred offering costs	-	191,000

TOTAL ASSETS	$22,492,952	$1,432,576

CURRENT LIABILITIES
Accounts payable and accrued expenses	$814,557	$489,292

Total current liabilities	814,557	489,292

PPP loan payable	108,500	-

TOTAL LIABILITIES	923,057	489,292

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value (1,000,000 authorized at September 30, 2020; 3,480,000 authorized at December 31, 2019; $.0001 par value) (Zero shares issued and outstanding at September 30, 2020; 2,438,866 shares issued and outstanding at December 31, 2019)	-	244
Common Stock – Par Value (25,000,000 authorized at September 30, 2020; 12,180,000 authorized at December 31, 2019; $.0001 par value) (6,217,577 shares issued and outstanding at September 30, 2020; 1,978,269 shares issued and outstanding at December 31, 2019)	622	198
Additional paid-in capital	31,333,164	7,694,547
Accumulated deficit	(9,763,891)	(6,751,705)

Total stockholders’ equity	21,569,895	943,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,492,952	$1,432,576

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
General and administrative	1,100,719	441,251	2,117,290	977,300
Research and development	600,769	228,401	894,896	775,718
Total operating expenses	1,701,488	669,652	3,012,186	1,753,018

NET LOSS	$(1,701,488)	$(669,652)	$(3,012,186)	$(1,753,018)

Net loss per share of common shares, basic and diluted	$(0.27)	$(0.34)	$(0.82)	$(0.89)

Weighted-average number of common shares outstanding, basic and diluted	6,217,577	1,978,269	3,661,942	1,978,269

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Three and Nine Months Ended September 30, 2019

Balance, December 31, 2018	1,292,952	$129	1,978,269	$198	$4,121,395	$(4,323,520)	$(201,798)

Preferred stock and warrants issued	804,153	81	-	-	2,384,919	-	2,385,000
Stock-based compensation	-	-	-	-	15,531	-	15,531
Net Loss	-	-	-	-	-	(453,973)	(453,973)

Balance, March 31, 2019	2,097,105	$210	1,978,269	$198	$6,521,845	$(4,777,493)	$1,744,760

Stock-based compensation	-	-	-	-	6,029	-	6,029
Net Loss	-	-	-	-	-	(629,393)	(629,393)

Balance, June 30, 2019	2,097,105	$210	1,978,269	$198	$6,527,874	$(5,406,886)	$1,121,396

Preferred stock and warrants issued	341,761	34	-	-	1,070,473	-	1,070,507
Stock-based compensation	-	-	-	-	32,796	-	32,796
Net Loss	-	-	-	-	-	(669,652)	(669,652)

Balance, September 30, 2019	2,438,866	$244	1,978,269	$198	$7,631,143	$(6,076,538)	$1,555,047

	Three and Nine Months Ended September 30, 2020

Balance, December 31, 2019	2,438,866	$244	1,978,269	$198	$7,694,547	$(6,751,705)	$943,284

Common stock issued	-	-	50,460	5	51,995	-	52,000
Stock-based compensation	-	-	-	-	18,460	-	18,460
Net Loss	-	-	-	-	-	(477,276)	(477,276)

Balance, March 31, 2020	2,438,866	$244	2,028,729	$203	$7,765,002	$(7,228,981)	$536,468

Common stock issued, net of issuance costs	-	-	1,750,000	175	23,419,546	-	23,419,721
Preferred stock conversion to common stock and fractional shares adjustments from stock split and conversion	(2,438,866)	(244)	2,438,848	244	(261)	-	(261)
Stock-based compensation	-	-	-	-	105,363	-	105,363
Net Loss	-	-	-	-	-	(833,422)	(833,422)

Balance, June 30, 2020	-	$-	6,217,577	$622	$31,289,650	$(8,062,403)	$23,227,869

Stock-based compensation	-	-	-	-	43,514	-	43,514
Net Loss	-	-	-	-	-	(1,701,488)	(1,701,488)

Balance, September 30, 2020	-	$-	6,217,577	$622	$31,333,164	$(9,763,891)	$21,569,895

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,012,186)	$(1,753,018)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,295	1,091
Stock based compensation	167,337	54,356
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,672,014)	(25,950)
Accounts payable and accrued expenses	431,004	304,474
Net cash flows used in operating activities	(4,083,564)	(1,419,047)

INVESTING ACTIVITIES
Purchase of property and equipment	(11,145)	(5,717)
Net cash flows used in investing activities	(11,145)	(5,717)

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock	26,250,000	2,920,507
Issuance costs	(2,745,279)	-
Proceeds from stock option exercise	52,000	-
Borrowings from notes payable	169,049	-
Payments on notes payable	(169,049)	-
Borrowings on PPP loan payable	108,500	-
Net cash flows provided by financing activities	23,665,221	2,920,507

CHANGE IN CASH FOR THE PERIOD	19,570,512	1,495,743

CASH, BEGINNING OF PERIOD	1,232,030	445,163

CASH, END OF PERIOD	$20,802,542	$1,940,906

Non-cash financing activities
Conversion of SAFE agreements to Series A preferred stock	$-	$535,000
Application of deferred offering costs to initial public offering proceeds	$(456,437)	$-

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization, Principal Activities, and Basis of Presentation

Lantern Pharma Inc., and Subsidiary (the “Company”) is a clinical stage biopharmaceutical company, focused on leveraging artificial intelligence (“A.I.”), machine learning and genomic data to streamline the drug development process and to identify the patients that will benefit from its targeted oncology therapies. The Company’s portfolio of therapies consists of small molecule drug candidates that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that it is developing with the assistance of its A.I. platform and its biomarker driven approach. The Company’s A.I. platform, known as RADR®, uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning. The Company’s data-driven, genomically-targeted and biomarker-driven approach allows it to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates.

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR platform. This includes research and development for three drug candidates in development in targeted areas identified with the assistance of the RADR platform:

●	LP-100 (irofulven), out-licensed to Allarity Therapeutics (formerly known as Oncology Venture), in a phase II trial for the treatment of prostate cancer;

●	LP-300 (Tavocept) in planning stages for phase II trial for the treatment of non-small cell lung cancer; and

●	LP-184 in preclinical studies for treatment of solid tumors including prostate, liver and pancreatic cancers and glioblastoma.

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

Note 2. Liquidity

The Company incurred a net loss of $3,012,186 and $1,753,018 during the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, the Company had working capital of $21,660,787, primarily as a result of the net proceeds raised in the IPO of approximately $23,420,000 (see Note 5). The Company had working capital of $743,526 as of December 31, 2019. The Company has received funding in the form of periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. As of December 31, 2019, there was substantial doubt about the Company’s ability to continue as a going concern in the absence of additional funding. We believe that our existing cash and cash equivalents as of September 30, 2020, and our anticipated expenditures and capital commitments for the remainder of calendar year 2020 and for calendar year 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this quarterly report.

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

The extent of the impact and effects of the coronavirus (COVID-19) on the operation and financial performance of the Company’s business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, the recovery time of disrupted research services, the consequential staff shortages, and research and development delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the Company’s operations are impacted by this outbreak for an extended period, the Company’s results of operations or liquidity may be materially adversely affected.

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

During the nine months ended September 30, 2020, the Company classified deferred offering costs of $456,437 as a reduction to additional paid-in capital upon completion of the Company’s IPO on June 15, 2020. As of December 31, 2019, the Company recorded deferred offering costs of $191,000 and as of September 30, 2020, there were no deferred offering costs recorded on the Company’s condensed consolidated balance sheets.

Research and Development

Research and development costs are expensed as incurred. These expenses primarily consist of payroll, contractor expenses, research study expenses, costs for manufacturing and supplies, and technical infrastructure on the cloud for the purposes of developing the Company’s RADR platform and identifying, developing, and testing drug candidates. Development costs incurred by third parties are expensed as the work is performed. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2020 totaled approximately $1,673,000 and included approximately $357,000 of upfront payments for contractor and academic research studies and services, approximately $48,000 of licensing and other fees to AF Chemicals, LLC, approximately $6,000 associated with receivables and undeposited funds, and approximately $1,262,000 of prepaid annual insurance fees.

Loan Pursuant to Paycheck Protection Program

The Company received $108,500 in aggregate loan proceeds (the “PPP Loan”) from JPMorgan Chase Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a loan application and payment agreement (the “PPP Loan Agreement”) by and between the Company and the Lender. This amount is recorded as a loan payable on the Company’s condensed consolidated balance sheet at September 30, 2020.

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

There is approximately $11,000 payable to BioNumerik as of September 30, 2020 and December 31, 2019.

AF Chemicals

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

Pursuant to the Technology License Agreement and Addendum (collectively, the “AFC License Agreement”) the Company is obligated to make annual licensing fee payments to AF Chemicals in the amount of $30,000 per year relating to LP-184. The Company paid $0 and $30,000 to AF Chemicals relating to the LP-184 annual fee during the three and nine months ended September 30, 2020, $7,500 and $22,500 of which was expensed during the three and nine months ended September 30, 2020, respectively. The Company paid $0 and $30,000 to AF Chemicals relating to the LP-184 annual fee during the three and nine months ended September 30, 2019, $7,500 and $22,500 of which was expensed during the three and nine months ended September 30, 2019, respectively. Such amounts are included in research and development expenses in the accompanying condensed consolidated statements of operations. In addition, the Company is obligated to make milestone payments to AF Chemicals at the time of an Investigational New Drug Application (“IND”) filing relating to LP-184 and also upon reaching additional specified milestones in connection with the development and potential marketing approval of LP-184 in the United States, specified countries in Europe, and other countries.

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

The AFC License Agreement also provides that the Company will pay AF Chemicals a royalty of at least a very small single digit percentage of specified net sales of LP-184 and other analogs. In addition, the AFC License Agreement contains specified time requirements for the Company to file an IND, enroll patients in clinical trials, and file a potential NDA with respect to LP-184, with the ability for the Company to pay AF Chemicals additional amounts ranging from $25,000 to $50,000 for each one, two, and three year extension to such development time requirements, with additional extensions beyond three years to be negotiated by the Company and AF Chemicals. During the three and nine months ended September 30, 2020, the Company paid AF Chemicals $0 and $50,000, respectively, relating to the IND filing milestone extension fee for LP-184, $12,500 and $37,500 of which were expensed during the three and nine months ended September 30, 2020, respectively, and included under research and development expenses in the accompanying condensed consolidated statements of operations. The Company paid AF Chemicals $37,500 during the year ended December 31, 2019 in connection with extension of the IND filing milestone for LP-184, $37,500 of which was paid during the three and nine months ended September 30, 2019. Amounts of $9,375 and $28,125 were expensed during the three and nine months ended September 30, 2019, respectively, related to this extension payment, and included under research and development expenses in the accompanying condensed consolidated statements of operations. The Company is also obligated to make annual licensing fee payments to AF Chemicals relating to LP-100 as described below under “Oncology Venture.”

Nothing was accrued or payable to AF Chemicals as of September 30, 2020 and December 31, 2019.

Allarity Therapeutics (formerly known as Oncology Venture)

In May 2015, the Company licensed various rights to LP-100 to Oncology Venture (now known as Allarity Therapeutics) pursuant to a Drug License and Development Agreement. In February 2016, the Company and Allarity Therapeutics A/S (“Allarity”) entered into an addendum and an amendment providing for additions and amendments to the Drug License and Development Agreement. In connection with the Drug License and Development Agreement, as amended (collectively, the “Allarity License and Development Agreement”), Allarity agreed to directly pay to AF Chemicals on behalf of the Company amounts owed to AF Chemicals with respect to LP-100 under the AFC License Agreement. Amounts paid by Allarity to AF Chemicals on behalf of the Company are then deducted from amounts owed by Allarity to the Company.

The amounts owed to AF Chemicals with respect to LP-100 are in many ways similar to the amounts owed with respect to LP-184 as described above under “AF Chemicals”. In the event any such amounts relating to LP-100 are not paid to AF Chemicals by Allarity, the Company is obligated to pay such unpaid amounts. In addition to the payments to be made by Allarity, the Company is obligated to make annual licensing fee payments to AF Chemicals in the amount of $30,000 per year relating to LP-100. The Company paid $0 and $30,000 to AF Chemicals relating to the LP-100 annual fee during the three and nine months ended September 30, 2020, respectively, $7,500 and $22,500 of which was expensed during the three and nine months ended September 30, 2020, respectively. The Company paid $0 and $30,000 to AF Chemicals relating to the LP-100 annual fee during the three and nine months ended September 30, 2019, respectively, $7,500 and $22,500 of which was expensed during the three and nine months ended September 30, 2019, respectively. Such amounts are included in research and development expenses in the accompanying condensed consolidated statements of operations. In addition, the AFC License Agreement contains specified time requirements for the Company to file an IND, enroll patients in clinical trials, and file a potential NDA with respect to LP-100. During the three and nine months ended September 30, 2020, the Company paid AF Chemicals $25,000 relating to a one-year milestone extension fee for LP-100 commencing in August 2020, approximately $4,000 of which was expensed during the three and nine months ended September 30, 2020 and included under research and development expenses in the accompanying condensed consolidated statements of operations.

There is nothing accrued or payable related to the Allarity License and Development Agreement as of September 30, 2020 and December 31, 2019.

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of September 30, 2020 and December 31, 2019. No revenue has been recognized from this grant through September 30, 2020.

Patheon API Services

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

The Company paid approximately $194,000 to Patheon during the three months ended September 30, 2020 pursuant to the Patheon agreement. Approximately $78,000 was expensed with respect to the Patheon agreement during the three months ended September 30, 2020, which represents the services received by the Company through September 30, 2020. This amount is included in research and development expenses in the accompanying condensed consolidated statements of operations. Approximately $116,000 relating to the Patheon agreement is included under prepaid expenses on the Company’s condensed consolidated balance sheet for the period ended September 30, 2020. The Company expects to pay additional amounts to Patheon in future periods in accordance with specified process and manufacturing milestones under the Patheon agreement.

Southwest Research Institute

As part of the Company’s research and development activities, the Company has engaged Southwest Research Institute (“SwRI”) from time to time to assist with compound synthesis and manufacturing related activities for the Company’s product candidates. Approximately $4,000 and $21,000 was expensed with respect to SwRI during the three months ended September 30, 2020 and September 30, 2019, respectively, and approximately $5,000 and $221,000 was expensed with respect to SwRI during the nine months ended September 30, 2020 and September 30, 2019, respectively. All of such expensed amounts are included in research and development expenses in the accompanying condensed consolidated statements of operations. Approximately $99,000 was payable to SwRI as of September 30, 2020, and approximately $21,000 was payable to SwRI as of September 30, 2019. In September 2020, the Company entered into an agreement with SwRI for the non-GMP synthesis of LP-184 material and related analytical development to assist with preclinical studies. Approximately $97,000 relating to the SwRI agreement is included under prepaid expenses on the Company’s condensed consolidated balance sheet for the period ended September 30, 2020. There were no prepaid expenses relating to SwRI as of December 31, 2019. The Company expects to pay additional amounts to SwRI in future periods as synthesis and analytical work is conducted by SwRI under the agreement.

The Research Institute of Fox Chase Cancer Center

In September 2020, the Company entered into a research agreement with the Research Institute of Fox Chase Cancer Center (“FCCC”) as part of the Company’s research and development activities, with a focus on advancing the targeted use of LP-184 in molecularly-defined sub-types of pancreatic cancer. Approximately $6,000 was expensed with respect to the FCCC agreement during the three months ended September 30, 2020, which amount is included in research and development expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2020, approximately $71,000 was payable to FCCC. Approximately $65,000 relating to the FCCC agreement is included under other current assets on the Company’s condensed consolidated balance sheet as of September 30, 2020. The Company expects to pay additional amounts to FCCC in future periods in accordance with the payment schedule specified under the FCCC agreement.

Other Research and Service Provider Agreements

In addition to the agreements described above, the Company has entered into other research and service provider agreements for the advancement of its product candidates and research and development efforts. The Company expects to pay additional amounts in future periods in connection with existing and future research and service provider agreements.

Operating Lease

The Company leased office space in Dallas, Texas under month-to-month lease arrangements during the nine months ended September 30, 2020 and the year ended December 31, 2019. In connection with the Company’s employees working remotely due to COVID-19, the Company in August 2020 reduced its monthly lease commitment and costs to minimal levels. The Company is continuing to monitor the COVID-19 conditions and intends to increase its lease of office space following an improvement in the COVID-19 situation.

In August 2019, the Company entered into a leasing agreement for office space in New Jersey. Monthly rent was $2,106, plus electrical utilities. The lease expired on July 31, 2020 and was not renewed.

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

In July 2019, the Company sold 341,761 shares of Series A preferred stock for aggregate proceeds of approximately $1,070,000. In connection with the issuance of the Series A preferred stock, the Company issued warrants to purchase an aggregate of 41,015 shares of Series A preferred stock at an initial exercise price of $3.13 per share.

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

Effective January 15, 2020, as a result of the reincorporation in the state of Delaware, the par value of the Company’s preferred stock was changed from $0.01 to $0.0001 per share, and all data on preferred stock was retroactively adjusted to be shown herein as reflective of this change

Upon the Company’s IPO, all shares of the Company’s Series A preferred stock were converted into 2,438,851 shares of common stock effective June 15, 2020, with fractional share adjustments made in connection with the conversion as discussed below. As of September 30, 2020, the Company had 1,000,000 authorized shares of preferred stock, with zero shares of preferred stock issued and outstanding.

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

The Company made payments of approximately $261 in the aggregate in connection with fractional shares resulting from the stock split and the conversion of the preferred stock that took place in connection with the IPO.

During the three and nine months ended September 30, 2020, the Company issued zero and 50,460 shares of common stock, respectively, relating to the exercise of stock options. The shares were issued at a purchase price of $1.03 for total proceeds of $52,000.

As of September 30, 2020, the Company had 25,000,000 authorized shares of Common Stock, of which 6,217,577 shares were issued and outstanding. As of December 31, 2019, the Company had 12,180,000 authorized shares of Common Stock, of which 1,978,269 shares were issued and outstanding.

Warrants

The Company had warrants to purchase 332,014 shares of common stock outstanding and exercisable as of September 30, 2020 at a weighted average exercise price of $6.42 per share. The Company had warrants to purchase 273,900 shares of Series A Preferred Stock outstanding and exercisable as of September 30, 2019 at a weighted average exercise price of $3.13 per share.

In connection with the IPO and the conversion of the Series A Preferred Stock into common stock, all outstanding warrants to purchase Series A Preferred Stock converted into warrants to purchase common stock.

In connection with the IPO, the Company granted the underwriters warrants (the “Underwriters’ Warrants”) to purchase an aggregate of 70,000 shares of common stock at an exercise price of $18.75 per share, which is 125% of the initial public offering price. The Underwriters’ Warrants have a five-year term and are not exercisable prior to December 7, 2020. All of the Underwriters’ Warrants were outstanding at September 30, 2020.

In connection with the Series A Preferred Stock financing transactions discussed above, during the nine months ended September 30, 2019, the Company issued warrants to purchase an aggregate of 137,514 shares of Series A Preferred Stock.

Options

The Company recorded stock-based compensation of approximately $167,000 and $54,000 related to stock options during the nine months ended September 30, 2020 and 2019, respectively, and approximately $43,000 and $32,000 of stock-based compensation during the three months ended September 30, 2020 and 2019, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

A summary of stock option activity under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (the “Plan”) during the nine months ended September 30, 2020 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2019	607,491	$1.03
Granted	306,743	15.00
Exercised	(50,460)	1.03
Cancelled or expired	(43,166)	1.03
Outstanding September 30, 2020	820,608	$6.25

Options were exercisable for 515,695 shares of Common Stock at September 30, 2020.

During the nine months ended September 30, 2019, options to purchase 1,342 shares of Common Stock were granted, no options were exercised, and no options expired or were canceled.

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

Note 7. Notes and Loan Payable

In January 2020, the Company entered into a financing arrangement for commercial insurance with First Insurance Funding. The total amount financed was approximately $66,000 with an annual interest rate of 6.64%, to be paid over a period of ten months. In June 2020, the insurance policy was canceled, and the remaining loan balance was repaid. As of September 30, 2020, there is no remaining loan balance on the Company’s condensed consolidated balance sheet related to the First Insurance financing arrangement.

On May 1, 2020 (the “Origination Date”), the Company received $108,500 in aggregate loan proceeds (the “PPP Loan”) from JPMorgan Chase Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a loan application and payment agreement (the “PPP Loan Agreement”) by and between the Company and the Lender. Subject to the terms of the PPP Loan Agreement, the PPP Loan bears interest at a fixed rate of one percent (1.0%) per annum. Payments of principal and interest are deferred for the first six months following the Origination Date, and the PPP Loan will mature two years after the Origination Date. The guidance under the Paycheck Protection Program was later updated so that payments of principal and interest were extended past the current fiscal year and maturity was extended past two years. The Company is tracking further development and guidance related to the Paycheck Protection Program terms.

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

During the nine months ended September 30, 2020, the Company received approximately $103,000 in funding resulting from a loan that was funded incorrectly. All of the funds from the loan were repaid by the Company in July 2020, and no loan funds were expended prior to the repayment. There are no amounts outstanding under this loan as of September 30, 2020.

Note 8. Related Party Transactions

The Company has from time to time obtained preclinical services from Biological Mimetics, Inc., which is also a stockholder in the Company. The Company recorded expenses of approximately $11,000 and $23,000 related to Biological Mimetics, Inc. during the three and nine months ended September 30, 2019, all of which is included in research and development. No expenses related to Biological Mimetics, Inc. were recorded during the three and nine months ended September 30, 2020. Approximately $2,000 was owed to Biological Mimetics, Inc. at December 31, 2019, all of which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. Nothing was owed to Biological Mimetics, Inc. at September 30, 2020.

The Company has previously engaged Intuition Systems (“Intuition”) to provide services relating to development of the Company’s technology infrastructure and artificial intelligence platform, cloud computing, and computational biology. The chief executive officer of Intuition is the brother of Arun Asaithambi, the Company’s former Chief Executive Officer, President and Director. No expenses were recorded related to Intuition Systems during the three and nine months ended September 30, 2020 or during the three and nine months ended September 30, 2019. At both September 30, 2020 and December 31, 2019, approximately $9,000 remained unpaid relating to Intuition and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In January 2018, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with BioNumerik Pharmaceuticals, Inc. (“BioNumerik”), pursuant to which the Company acquired rights to domestic and international patents, trademarks and related technology and data relating to LP-300 for human therapeutic treatment indications. Mr. Margrave, the Company’s Chief Financial Officer and Secretary, formerly served as the President, Chief Administrative Officer, General Counsel and Secretary of BioNumerik and has a minority ownership interest in BioNumerik. The Company recorded no expense related to BioNumerik during the three and nine months ended September 30, 2020 and September 30, 2019. Amounts payable to BioNumerik as of both September 30, 2020 and December 31, 2019 totaled approximately $11,000.

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

	Outstanding at September 30,
	2020	2019
Warrants to purchase Common Stock	332,014	-
Warrants to purchase Series A Preferred stock	-	273,900
Stock options	820,608	630,402
Series A preferred stock	-	2,438,866
	1,152,622	3,343,168

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

Overview

We are a clinical stage biopharmaceutical company, focused on leveraging artificial intelligence (“A.I.”), machine learning and genomic data to streamline the drug development process and to identify the patients that will benefit from our targeted oncology therapies. Our portfolio of therapies consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than one billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

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

Our development strategy is to pursue an increasing number of oncology focused, molecularly targeted therapies where artificial intelligence and genomic data can help us provide biological insights, reduce the risk associated with development efforts and help clarify potential patient response. We plan on strategically evaluating these on a program-by-program basis as they advance into clinical development, either to be done entirely by us or with out-licensing partners to maximize the commercial opportunity and reduce the time it takes to bring the right drug to the right patient.

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were $1,701,488 and $669,652 for the three months ended September 30, 2020 and September 30, 2019, respectively. Our net losses for the nine months ended September 30, 2020 and September 30, 2019 were $3,012,186 and $1,753,018, respectively.

Our net losses have primarily resulted from costs incurred in licensing and developing the drug candidates in our pipeline, planning, preparing and conducting preclinical studies, early stage clinical testing and general and administrative activities associated with our operations. We expect to continue to incur significant expenses and corresponding increased operating losses for the foreseeable future as we continue to develop our pipeline. Our costs may further increase as we conduct preclinical studies and clinical trials and potentially seek regulatory clearance for and prepare to commercialize our drug candidates. We expect to incur significant expenses to continue to build the infrastructure necessary to support our expanded operations, preclinical studies, clinical trials, commercialization, including manufacturing, marketing, sales and distribution functions. We have experienced and will continue to experience increased costs associated with operating as a public company.

Our operations, including the development of our drug candidates, could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease like the recent outbreak of COVID-19. For example, as a result of measures imposed by the governments in regions affected by COVID-19 businesses and schools have been suspended due to quarantines or “stay at home” orders intended to contain this outbreak. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a Public Health Emergency of International Concern (PHEIC), based on the advice of the Emergency Committee under the International Health Regulations (2005), and on March 12, 2020, the President of the United States imposed international travel restrictions between the U.S. and Europe to supplement the existing international travel restrictions between the US and certain Asian countries and on March 13, 2020, declared a national emergency in response to the likely spread of COVID-19. COVID-19 continues to spread globally and, as of September 30, 2020, has spread to over 150 countries, including the United States. U.S. and international stock markets continue to experience fluctuations and to be impacted from time to time by uncertainty associated with the impact of COVID-19 on the U.S., Chinese, European and other economies and the reduced levels of international travel experienced since early 2020. The Dow Industrial Average and other domestic and international stock indices have experienced substantial fluctuations during 2020 largely attributed to assessments and expectations regarding the adverse effects of the pandemic on the world’s economies. We are continuing to assess our business plans and the impact COVID-19 may have on our operations and plans, including the ability to advance the development of our drug candidates, but no assurances can be given that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular. The extent to which COVID-19 impacts our operations and plans will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity and treatment of COVID-19, and preventative or protective actions that governments, businesses, and organizations performing research and clinical trials may take in respect of COVID-19, among others. The existence and spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or materially and adversely affect our collaborators and out-license partner’s ability to perform and advance preclinical and nonclinical studies and clinical trials. For example, Allarity Therapeutics (formerly known as Oncology Venture) has informed us that continuing enrollment in the Phase II clinical trial for LP-100 (Irofulven) has slowed during the pandemic. The timing of non-clinical research studies for our drug candidates by collaborators and service providers also slowed during the second and third quarters of 2020 in connection with the pandemic.

Components of Our Results of Operations

Revenues

We did not recognize revenues for any of the three or nine month periods ended September 30, 2020 and 2019.

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

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

●	expenses incurred towards consultants, laboratories and investigators that conduct our preclinical or clinical research activities; and

●	the cost of acquiring and developing preclinical study materials and lab supplies.

We expense research and development costs to operations as incurred.

Our research and development costs by project category for the three months ended September 30, 2020 are as follows:

Three Months Ended September 30, 2020
LP-300	$149,028
LP-184	248,083
RADR® Platform	141,267
Other	62,391
Total research and development expenses	$600,769

As a private company, we did not track our research and development costs by project category primarily because research and development salary expenses were not further allocated to each project. As a result, our tracking of research and development costs by project category commenced in the second calendar quarter of 2020 in connection with the Company’s IPO.

We expect that our research and development expenses will continue to increase as we progress toward our commencement of clinical trials of LP-300 and LP-184. We expect this increase to include additional expenses associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

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

Our general and administrative expenses have increased upon our becoming a public company and we expect this increase to continue. We also expect increased administrative costs resulting from our anticipated clinical trials and the potential commercialization of our drug candidates. We believe that these increases in our general and administrative expenses will include increased costs for director and officer liability insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to a public company.

Summary Results of Operations for the Three Months and Nine Months Ended September 30, 2020 and 2019 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating expenses
General and administrative	$1,100,719	$441,251	$2,117,290	$977,300
Research and development	600,769	228,401	894,896	775,718
Total expenses	1,701,488	669,652	3,012,186	1,753,018
Net loss	$(1,701,488)	$(669,652)	$(3,012,186)	$(1,753,018)

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenues

To date, except for a prior research grant, we have not generated any revenue since our inception.

General and Administrative Expenses

General and administrative expenses increased $659,468 or 149%, from $441,251 for the three months ended September 30, 2019 to $1,100,719 for the three months ended September 30, 2020. The increase was primarily attributable to increases in labor expense of approximately $177,000, increases in business development expense of approximately $72,000, and corporate insurance expense increases of approximately $451,000. This was partially offset by a decrease in travel and relocation expense of approximately $45,000.

Research and Development Expenses

Research and development expenses increased $372,368, or 163%, from $228,401 for the three months ended September 30, 2019 to $600,769 for the three months ended September 30, 2020. The increase was primarily attributable to increases in research study expenses of approximately $85,000, increases in product candidate manufacturing related expenses of approximately $74,000, and an increase in research and development employee associated expenses of approximately $206,000. Expenses for annual licensing fees and development milestone extension payments did not change substantially for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenues

To date, except for a prior research grant, we have not generated any revenue since our inception.

General and Administrative Expenses

General and administrative expenses increased $1,139,990 or 117%, from $977,300 for the nine months ended September 30, 2019 to $2,117,290 for the nine months ended September 30, 2020. The increase was primarily attributable to increases in labor expense of approximately $340,000, increases in Nasdaq and other filing fees of approximately $61,000, business development expense increases of approximately $71,000, corporate insurance expense increases of approximately $604,000, and stock option compensation expense increases of approximately $113,000. This was partially offset by a decrease in travel and relocation expense of approximately $103,000.

Research and Development Expenses

Research and development expenses increased $119,178, or 15%, from $775,718 for the nine months ended September 30, 2019 to $894,896 for the nine months ended September 30, 2020. The increase was primarily attributable to increases in research study expenses of approximately $21,000, increases in non-manufacturing related consulting expenses of approximately $62,000, increases in research and development employee associated expenses of approximately $159,000, and increases in annual licensing fees and development milestone extension payments of approximately $14,000. These increases were offset in part by reductions in product candidate manufacturing related expenses of approximately $136,000 reflecting completion of process development and scale-up studies conducted in the prior year period.

On September 3, 2018 Lantern Pharma Limited, our wholly owned subsidiary, was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of our LP-184 drug candidate. Following our research and development activities in Northern Ireland, the grant will reimburse 50% of our research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories and will remain in force for a period of five years. No revenue has been recognized from this grant through September 30, 2020.

Liquidity and Capital Resources

We incurred net losses of $3,012,186 and $1,753,018 for the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, we had working capital of approximately $21,661,000 and as of December 31, 2019 we had working capital of approximately $744,000.

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

On May 1, 2020 (the “Origination Date”), we received $108,500 in aggregate loan proceeds (the “PPP Loan”) from JPMorgan Chase Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. As of September 30, 2020, we expect to meet the requirements of loan forgiveness under the stipulations of the program. In the event we do not meet the requirements of loan forgiveness, the PPP Loan bears interest at a fixed rate of 1.0% per annum. Payments of principal and interest are deferred for the first six months following the Origination Date, and the PPP Loan will mature two years after the Origination Date. Following the deferral period, we will be required to make payments of principal plus interest accrued under the PPP Loan to the Lender in monthly installments based upon an amortization schedule to be determined by the Lender based on the principal balance of the PPP Loan outstanding following the deferral period and taking into consideration any portion of the PPP Loan that may be forgiven prior to that time.

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

As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $20,803,000 and $1,232,000, respectively. We believe that our existing cash and cash equivalents as of September 30, 2020, and our anticipated expenditures and capital commitments for the remainder of calendar year 2020 and for calendar year 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Net cash flows used in operating activities	$(4,083,564)	$(1,419,047)
Net cash flows used in investing activities	(11,145)	(5,717)
Net cash flows provided by financing activities	23,665,221	2,920,507
Net increase in cash and cash equivalents	$19,570,512	$1,495,743

Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $4,083,564 compared to $1,419,047 for the nine months ended September 30, 2019. The increase in net cash used in operating activities was primarily the result of the increase in the net loss together with increases in prepaid expenses.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $11,145 compared to $5,717 used in investing activities during the nine months ended September 30, 2019.

Financing Activities

Net cash provided by financing activities was $23,665,221 during the nine months ended September 30, 2020, attributable primarily to net proceeds from our initial public offering. Net cash provided by financing activities during the nine months ended September 30, 2019 was $2,920,507.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we commence our clinical trials of LP-300 and LP-184, pursue development of our other drug candidates, and seek potential future marketing approval for our drug candidates which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

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

Stock-based Compensation

We have granted stock options to our employees under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (the “Plan”). Stock-based compensation expense from awards granted under the Plan is allocated over the required service period over which those stock option awards vest.

The stock option awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The estimated fair value of stock option awards was determined using the Black Scholes option pricing model on the date of grant. Some of these grants occurred at a time when we were not a public company. Significant judgment and estimates were used to estimate the fair value of these awards, as they occurred when our stock was not publicly traded.

Our estimation of fair value of the awards made prior to the time we became a public company considered our recent transactions, relevant industry and comparable public company data. Since, at the time of the grants, we were a non-public entity, the majority of the inputs used to estimate the fair value of the common stock option awards are considered level 3 due to their unobservable nature. Each option award is subject to specified vesting schedules and requirements. Compensation expense is charged to us over the required service period to earn the award which is expected to be up to four years, subject to the achievement of time and event-based vesting requirements. For the three months ended September 30, 2020 and September 30, 2019, we incurred share-based compensation expense related to equity awards totaling approximately $43,000 and $32,000, respectively. For the nine months ended September 30, 2020 and September 30, 2019, we incurred share-based compensation expense related to equity awards totaling approximately $167,000 and $54,000, respectively. We have recorded these charges as general and administrative expense in our statement of operations.

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

We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2020 and 2019, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our balance sheet as of September 30, 2020 includes cash and cash equivalents of approximately $20,803,000. Our primary exposure to market risk is interest expense sensitivity, which is affected by changes in the general level of U.S. interest rates. Historically, we have raised capital through the issuance of equity securities.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The closing of our initial public offering occurred on June 15, 2020. Consequently, as a newly reporting company under the Exchange Act, we are not required to evaluate the effectiveness of our internal controls over financial reporting until the end of the fiscal year after we file our first annual report on Form 10-K, which will occur on December 31, 2021. However, in connection with the audit of our financial statements for the years ended December 31, 2019 and 2018, prior to our initial public offering, we observed material weaknesses in our internal controls over financial reporting during those periods because we did not have a formal process for period end financial closing and reporting, and also because we historically had insufficient resources to conduct an effective monitoring and oversight function independent from our operations. We believe we are addressing these weaknesses through measures including implementation of additional internal control processes and procedures regarding the financial close and reporting process, the recruitment of a full time Chief Financial Officer, and the allocation of additional personnel and resources to support our finance function, including, but not limited to, enhanced scrutiny of accounting entries in the areas where we have observed material weaknesses in our internal controls over financial reporting. Our management intends to continue to monitor these weaknesses and evaluate whether the remedial actions taken by the Company have remediated these weaknesses when it completes its first evaluation of the Company’s internal controls over financial reporting for the fiscal year ended December 31, 2021.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

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

None.

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

As of September 30, 2020, we estimate that we have used approximately $3.1 million of the net proceeds from our IPO for advancing and developing our drug candidates and RADR® platform, and for working capital and other general corporate purposes, including payment of director and officer liability insurance premium amounts of approximately $1.8 million, approximately $557,000 of which have been expensed through September 30, 2020 and approximately $1.25 million of which are included as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet at September 30, 2020. Substantially all of the unused net proceeds from the offering are held in interest bearing accounts. There has been no material change in our use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 10, 2020. Other than payments in the ordinary course of business for compensation of officers and to non-employee directors as compensation for board or board committee service, none of the net proceeds from our IPO used by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Exhibit Description

10.1***	API Services Project Agreement, dated July 10, 2020, between Patheon API Services, Inc. and Lantern Pharma Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

**Furnished with this report

***Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: October 29, 2020	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: October 29, 2020	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer