Form 10-Q
period 2021-03-31
Lantern Pharma Inc.
filed 2021-05-03
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 11,181,447 shares of common stock, $0.0001 par value per share outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements relating to:

●	the potential advantages of our RADR® platform in identifying drug candidates and patient populations that are likely to respond to a drug candidate;

●	our strategic plans to advance the development of any of our drug candidates;

●	our strategic plans to expand the number of data points that our RADR® platform can access and analyze;

●	our research and development efforts of our internal drug discovery programs and the utilization of our RADR® platform to streamline the drug development process;

●	the initiation, timing, progress, and results of our preclinical studies or clinical trials on any of our drug candidates;

●	our intention to leverage artificial intelligence, machine learning and genomic data to streamline the drug development process and to identify patient populations that would likely respond to a drug candidate;

●	our plans to discover and develop drug candidates and to maximize their commercial potential by advancing such drug candidates ourselves or in collaboration with others;

●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash and cash equivalents;

●	our ability to secure sufficient funding and alternative sources of funding to support our existing and proposed preclinical studies and clinical trials;

●	our estimates regarding the potential market opportunity for our drug candidates we or any of our collaborators may in the future develop;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our expectations related to the use of proceeds from our initial public offering, which closed on June 15, 2020, and the use of proceeds from our follow-on public offering, which closed on January 20, 2021;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	the potential impact the COVID-19 pandemic may have on our business plans;

●	our ability to source our needs for skilled labor in the fields of artificial intelligence, genomics, biology, oncology and drug development; and

●	the impact of government laws and regulations on the development and commercialization of our drug candidates.

ii

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K (“2020 Form 10-K”), for the year ended December 31, 2020 filed with the Securities and Exchange Commission, or the SEC, on March 10, 2021, and have identified other factors such as the impact of the COVID-19 pandemic, the results of our clinical trials, and the impact of competition, that we believe could cause actual results or events to differ materially from the forward-statements that we make. Furthermore, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q and the documents that we file with the SEC with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed elsewhere in this Quarterly Report on Form 10-Q and those listed under the Risk Factors section of our 2020 Form 10-K. You may access our 2020 Form 10-K under the investor SEC filings tab of our website at www.lanternpharma.com or on the SEC’s website at www.sec.gov. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Unless the context requires otherwise, references to the “Company,” “Lantern,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Lantern Pharma Inc., a Delaware corporation, and, where appropriate, its wholly-owned subsidiary.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
CURRENT ASSETS
Cash	$81,373,725	$19,229,232
Prepaid expenses and other current assets	1,110,770	1,007,690
Total current assets	82,484,495	20,236,922

Property and equipment, net	20,164	21,507
Deferred offering costs	-	101,205

TOTAL ASSETS	$82,504,659	$20,359,634

CURRENT LIABILITIES
Accounts payable and accrued expenses	$664,533	$552,339
Total current liabilities	664,533	552,339

PPP loan payable	108,500	108,500

TOTAL LIABILITIES	773,033	660,839

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value (1,000,000 authorized at March 31, 2021 and December 31, 2020; $.0001 par value) (Zero shares issued and outstanding at March 31, 2021 and December 31, 2020)	-	-
Common Stock – Par Value (25,000,000 authorized at March 31, 2021 and December 31, 2020; $.0001 par value) (11,181,447 shares issued and outstanding at March 31, 2021; 6,220,927 shares issued and outstanding at December 31, 2020)	1,118	622
Additional paid-in capital	96,842,698	32,358,068
Accumulated deficit	(15,112,190)	(12,659,895)
Total stockholders’ equity	81,731,626	19,698,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,504,659	$20,359,634

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
General and administrative	1,173,258	340,172
Research and development	1,279,037	137,104
Total operating expenses	2,452,295	477,276

NET LOSS	$(2,452,295)	$(477,276)

Net loss per share of common shares, basic and diluted	$(0.24)	$(0.24)

Weighted-average number of common shares outstanding, basic and diluted	10,074,623	2,020,966

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	2,438,866	$244	1,978,269	$198	$7,694,547	$(6,751,705)	$943,284

Common stock issued	-	-	50,460	5	51,995	-	52,000
Stock-based compensation	-	-	-	-	18,460	-	18,460
Net Loss	-	-	-	-	-	(477,276)	(477,276)

Balance, March 31, 2020	2,438,866	$244	2,028,729	$203	$7,765,002	$(7,228,981)	$536,468

Balance, December 31, 2020	-	$-	6,220,927	$622	$32,358,068	$(12,659,895)	$19,698,795

Common stock issued in equity financing, net of issuance costs	-	-	4,928,571	493	64,166,361	-	64,166,854
Common stock issued from warrant and option exercises	-	-	31,949	3	72,750	-	72,753
Stock-based compensation	-	-	-	-	245,519	-	245,519
Net Loss	-	-	-	-	-	(2,452,295)	(2,452,295)

Balance, March 31, 2021	-	$-	11,181,447	$1,118	$96,842,698	$(15,112,190)	$81,731,626

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,452,295)	$(477,276)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,343	536
Stock based compensation	245,519	18,460
Changes in assets and liabilities:
Prepaid expenses and other current assets	(103,080)	(131,357)
Deferred offering costs	-	(72,380)
Accounts payable and accrued expenses	164,074	(41,031)
Net cash flows used in operating activities	(2,144,439)	(703,048)

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock	68,999,994	-
Issuance costs	(4,783,816)	-
Proceeds from stock option and warrant exercises	72,754	52,000
Borrowings from notes payable	-	66,218
Payments on notes payable	-	(12,953)
Net cash flows provided by financing activities	64,288,932	105,265

CHANGE IN CASH FOR THE PERIOD	62,144,493	(597,783)
CASH, BEGINNING OF PERIOD	19,229,232	1,232,030
CASH, END OF PERIOD	$81,373,725	$634,247

Non-cash financing activities:
Application of deferred offering costs to public offering proceeds	$(49,324)	$-

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR platform. This now includes four drug candidates and an ADC program directed towards seven disclosed therapeutic targets:

●	LP-100 (irofulven), out-licensed to Allarity Therapeutics (formerly known as Oncology Venture), in a phase II trial for the treatment of prostate cancer;

●	LP-300 (Tavocept) in planning stages for phase II trial for the treatment of non-small cell lung cancer;

●	LP-184 in preclinical studies for treatment of solid tumors including prostate, liver and pancreatic cancers and glioblastoma;

●	LP-284, the stereoisomer (enantiomer) of LP-184, that has shown promising in-vitro anticancer activity in a range of indications that are distinct from LP-184; and

●	An Antibody Drug Conjugate (ADC) program that was initiated in early 2021.

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2020. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2020 year-end condensed consolidated balance sheet data in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K, dated March 10, 2021, on file with the Securities and Exchange Commission.

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

Note 2. Liquidity

The Company incurred a net loss of approximately $2,452,000 and $477,000 during the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, the Company had working capital of approximately $81,820,000, primarily as a result of proceeds raised in January 2021 of approximately $64,167,000 (see Note 5). The Company has received funding in the form of periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash as of March 31, 2021, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this quarterly report.

Note 3. Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant areas of estimation include determining research and development accruals and the inputs in determining the fair value of equity-based awards and warrants issued. Actual results could differ from those estimates.

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

Deferred Offering Costs

In conjunction with the Company’s public offerings, costs incurred related to the public offerings were capitalized as deferred equity issuance costs in other non-current assets until the time of completion of the public offerings. Upon completion of the public offerings, these costs have been offset against proceeds received. Offering costs include direct and incremental costs related to the offering such as legal fees and related costs associated with the public offerings.

As of December 31, 2020, the Company recorded deferred offering costs of approximately $101,000 and as of March 31, 2021, there were no deferred offering costs recorded on the Company’s condensed consolidated balance sheets (see Note 5).

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2021 totaled approximately $1,111,000 and included approximately $249,000 of upfront payments for contractor fees, academic research studies and services, and subscriptions, approximately $502,000 of intellectual property related licensing and other fees, and approximately $360,000 of prepaid annual insurance fees.

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

Recently Adopted Accounting Standards

Income Taxes

In December 2019, the FASB issued ASU 2019-12: Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain for other items, the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU also includes other requirements related to franchise tax, goodwill as part of a business combination, consolidations, changes in tax laws, and affordable housing projects. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. There was not a material impact on the Company’s condensed consolidated financial statements and disclosures as a result of the adoption of this new standard.

Note 4: Commitments and Contingencies

General.

The Company has entered into, and expects to enter into from time to time in the future, license agreements, strategic alliance agreements, assignment agreements, research service agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements are described in detail below (collectively, the “License, Strategic Alliance, and Research Agreements”). During the three months ended March 31, 2021 and March 31, 2020, the Company expensed a total of approximately $658,000 and $28,000, respectively, under the License, Strategic Alliance, and Research Agreements described below. These expense amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

During the three months ended March 31, 2021 and March 31, 2020, the Company made payments of approximately $1,033,000 and $87,000, respectively, under the License, Strategic Alliance, and Research Agreements.

Approximately $240,000 and $23,000 are accrued and payable under the License, Strategic Alliance, and Research Agreements at March 31, 2021 and March 31, 2020, respectively, which amounts are included in the accompanying condensed consolidated balance sheets.

Approximately $607,000 and $58,000 are included in prepaid expenses and other current assets under the License, Strategic Alliance, and Research Agreements at March 31, 2021 and March 31, 2020, respectively, which amounts are included in the accompanying condensed consolidated balance sheets.

BioNumerik Pharmaceuticals

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

The Company is also required to pay all patent costs on covered patents related to LP-300. These patent costs are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. These patent costs are fully recoverable at the time of any net revenue from LP-300, with up to 50% of net revenue amounts to be applied towards repayment of patent costs until such costs are fully recovered.

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

Pursuant to the Second Addendum, the Company made specified payments to AF Chemicals within 10 days after signing and prior to March 31, 2021. The Second Addendum also provides that, from December 30, 2020 until January 15, 2025, the Company will have no obligation to pay annual licensing fees, development diligence extension payments, or patent maintenance fee payments to AFC under the AFC License Agreement.

As part of the Second Addendum, the Company has agreed to apply for specified orphan drug designations for LP-184 in the US and EU. The Second Addendum also amends and clarifies other provisions of the Technology License Agreement, and provides the Company with the ability to recover a portion of initial payments made under the Second Addendum from sublicense fees or royalty payments that may be made to AFC by the Company or third parties prior to January 15, 2025.

Pursuant to the AFC License Agreement the Company made annual licensing fee payments to AF Chemicals during three months ended March 31, 2020 relating to LP-184. Such amounts are included in research and development expenses in the accompanying condensed consolidated statements of operations. In addition, the Company is obligated to make milestone payments to AF Chemicals at the time of an Investigational New Drug Application (“IND”) filing relating to LP-184 and also upon reaching additional specified milestones in connection with the development and potential marketing approval of LP-184 in the United States, specified countries in Europe, and other countries.

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

In addition, the AFC License Agreement contains specified time requirements for the Company to enroll patients in clinical trials, and file a potential NDA with respect to LP-100. Extension fees may be paid by the Company to AF Chemicals from time to time related to these requirements.

Califia Pharma

In December 2020, the Company entered into an Evaluation and Limited Use Agreement (the “Evaluation Agreement”) with Califia Pharma, Inc. (“Califia”). The Evaluation Agreement provides for the Company and Califia to collaborate on the in vitro and in vivo testing and evaluation of novel Califia payloads conjugated to a Lantern targeting entity. The Evaluation Agreement also provides the Company with the right to negotiate with Califia for exclusive license rights to use LP-184 and related analogs as the payload with an affinity drug conjugate or small molecule drug conjugate targeting entity supplied by Lantern. The Company also has the right under the Evaluation Agreement to negotiate for non-exclusive license rights to use a Lantern targeting entity with a payload and linker combination selected from novel specified Califia payloads and linkers.

Patheon API Services

In July 2020, the Company entered into an agreement with Patheon API Services, Inc. (“Patheon”) for the manufacture and supply of cGMP material to support the Company’s planned Phase II clinical trial for its product candidate LP-300. In addition to producing LP-300 API (active pharmaceutical ingredient) under cGMP (current Good Manufacturing Practices) conditions, Patheon is transferring previously validated manufacturing processes and analytical methods for LP-300 and is producing non-GMP material that can be used to support non-clinical studies for LP-300. The agreement provides for payments in stages as specified process and manufacturing milestones are achieved. Patheon, a part of Thermo Fisher Scientific, has previously developed and/or manufactured more than 700 pharmaceuticals for biopharma clients and has more than 55 locations around the world, providing access to a fully integrated global network of facilities. The Company expects to pay additional amounts to Patheon in future periods in accordance with specified process and manufacturing milestones under the Patheon agreement.

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

Piramal Pharma Solutions

In January 2021, the Company entered into an agreement with Piramal Pharma Solutions (“Piramal”) for the fill and finish manufacture of LP-300 drug product at Piramal’s Lexington, Kentucky site in support of future Phase II clinical testing. Piramal will complete activities to support the cGMP manufacturing of LP-300, conduct a transfer project, manufacture a cGMP clinical batch, and perform stability studies on the cGMP batch of LP-300 drug product. The Company expects to pay additional amounts to Piramal in future periods in accordance with the payment schedule specified under the Piramal agreement.

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

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of March 31, 2021 and December 31, 2020. No revenue has been recognized from this grant through March 31, 2021.

Operating Lease

The Company leased office space in Dallas, Texas under month-to-month lease arrangements during the three months ended March 31, 2021. In August 2020, in connection with the Company’s employees working remotely due to COVID-19, the Company reduced its monthly lease commitment and costs to minimal levels.

In August 2019, the Company entered into a leasing agreement for office space in New Jersey. Monthly rent was approximately $2,000, plus electrical utilities. The lease expired on July 31, 2020 and was not renewed.

Note 5. Shareholders’ Equity

Common Stock

During the three months ended March 31, 2020, the Company issued 50,460 shares of common stock, relating to the exercise of stock options. The shares were issued at a purchase price of $1.03 per share for total proceeds of $52,000.

On January 20, 2021, the Company closed a public offering of 4,928,571 shares of its common stock at a public offering price of $14.00 per share, which amount included 642,856 shares sold upon full exercise of the underwriter’s over-allotment option. Total gross proceeds from the offering were approximately $69,000,000, and net proceeds from the offering were approximately $64,167,000, after deducting underwriting discounts and commissions of approximately $4,554,000 and other offering expenses of approximately $279,000, including $101,000 of deferring offering costs previously recorded.

During the three months ended March 31, 2021, the Company issued 11,782 shares of common stock, relating to the exercise of stock options. The shares were issued at a purchase price of $1.03 per share for total proceeds of approximately $12,000.

During the three months ended March 31, 2021, the Company issued 19,367 shares of common stock relating to the cash exercise of warrants for total proceeds of approximately $61,000. The Company also issued 800 shares of common stock relating to the cashless exercise of a warrant to purchase 957 shares. All of such warrants were exercisable at an exercise price of $3.13 per share of common stock.

As of March 31, 2021 and December 31, 2020, the Company had 25,000,000 authorized shares of Common Stock, of which 11,181,447 and 6,220,927 shares were issued and outstanding, respectively.

Warrants

The Company had warrants to purchase 305,294 shares of common stock outstanding and exercisable as of March 31, 2021 at a weighted average exercise price of $6.71 per share, and with expiration dates ranging from December 31, 2021 to June 10, 2025. The Company had warrants to purchase 262,003 shares of Series A Preferred Stock outstanding and exercisable as of March 31, 2020 at a weighted average exercise price of $3.13 per share, and with expiration dates ranging from December 31, 2020 to July 25, 2024.

Options

The Company recorded stock-based compensation of approximately $246,000 and $18,000 related to stock options during the three months ended March 31, 2021 and March 31, 2020, respectively. These amounts are allocated between general and administrative and research and development expenses in the accompanying condensed consolidated statements of operations.

A summary of stock option activity under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (the “Plan”) during the three months ended March 31, 2021 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2020	835,608	$6.41
Granted	-	-
Exercised	(11,782)	1.03
Cancelled or expired	-	-
Outstanding March 31, 2021	823,826	$6.49

Options were exercisable for 621,120 shares of Common Stock at March 31, 2021.

During the three months ended March 31, 2020, no options were granted, options were exercised to purchase 50,460 shares of common stock, and options relating to 43,166 shares of common stock expired or were canceled.

Note 6. Notes and Loan Payable

In January 2020, the Company entered into a financing arrangement for commercial insurance with First Insurance Funding. The total amount financed was approximately $66,000 with an annual interest rate of 6.64%, to be paid over a period of ten months. In June 2020, the insurance policy was canceled, and the remaining loan balance was repaid.

On May 1, 2020 (the “Origination Date”), the Company received $108,500 in aggregate loan proceeds (the “PPP Loan”) from JPMorgan Chase Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a loan application and payment agreement (the “PPP Loan Agreement”) by and between the Company and the Lender. Subject to the terms of the PPP Loan Agreement, the PPP Loan bears interest at a fixed rate of one percent (1.0%) per annum. Payments of principal and interest are deferred for the first six months following the Origination Date, and the PPP Loan will mature two years after the Origination Date. The guidance under the Paycheck Protection Program was later updated so that payments of principal and interest were extended past the current fiscal year and maturity was extended past two years. The Company applied for forgiveness of the loan, and in April 2021 the Company received notice that the Small Business Administration (SBA) had authorized full forgiveness of the PPP Loan.

Note 7. Loss Per Share of Common Shares

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

	Outstanding at March 31,
	2021	2020
Warrants to purchase Common Stock	305,294	-
Warrants to purchase Series A Preferred stock	-	262,003
Stock options	823,826	513,865
Series A preferred stock	-	2,438,866
	1,129,120	3,214,734

Note 8. Subsequent Events

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate will collaborate on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company will receive shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. The Company’s director Mr. Kreis is also a director of Actuate. Affiliates of Mr. Kreis hold substantial beneficial ownership interests in both the Company and Actuate.

In April 2021, the Company entered into a location-flexible office lease agreement with a 24 month term. Rent is approximately $12,900 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from the plans, intentions, expectations and other forward-looking statements included in the discussion below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those factors discussed in the Risk Factors section of our 2020 Form 10-K on file with the SEC.

Overview

We are a clinical stage biotechnology company, focused on leveraging artificial intelligence (“A.I.”), machine learning and genomic data to streamline the drug development process and to identify the patients that will benefit from our targeted oncology therapies. Our portfolio of therapies consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 4.6 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

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

A key component of our strategy is to target specific cancer patient populations and treatment indications identified by leveraging our RADR® platform, a proprietary A.I. enabled engine created and owned by us. We believe the combination of our therapeutic area expertise, our A.I. expertise, and our ability to identify and develop promising drug candidates through our collaborative relationships with research institutions in selected areas of oncology gives us a significant competitive advantage. Our RADR® platform was developed and refined over the last four years and integrates billions of data points immediately relevant for oncology drug development and patient response prediction using artificial intelligence and proprietary machine learning algorithms. By identifying clinical candidates, together with relevant genomic and phenotypic data, we believe our approach will help us design more efficient pre-clinical studies, and more targeted clinical trials, thereby accelerating our drug candidates’ time to approval and eventually to market. Although we have not yet applied for or received regulatory or marketing approval for any of our drug candidates, we believe our RADR® platform has the ability to reduce the cost and time to bring drug candidates to specifically targeted patient groups. We believe we have developed a sustainable and scalable biopharma business model by combining a unique, oncology-focused big-data platform that leverages artificial intelligence along with active clinical and preclinical programs that are being advanced in targeted cancer therapeutic areas to address today’s treatment needs.

Our current portfolio consists of four compounds and an Antibody Drug Conjugate (ADC) program: two drug candidates in clinical phases, one in preclinical studies and one candidate and our recently initiated ADC program in research optimization. One of the two drug candidates in clinical development, LP-100, has been out-licensed by us to Allarity Therapeutics A/S. All of these drug candidates and our ADC program are leveraging precision oncology, A.I. and genomic driven approaches to accelerate and direct development efforts. We currently have two drug candidates in clinical development, LP-100 and LP-300, where we are leveraging data from prior preclinical studies and clinical trials, along with insights generated from our A.I. platform, to target the types of tumors and patient groups that would be most responsive to the drug. Both LP-100 and LP-300 showed promise in important patient subgroups, but failed pivotal Phase III trials when the overall results did not meet the predefined clinical endpoints. We believe that this was due to a lack of biomarker-driven patient stratification. LP-300 has been studied in multiple randomized, controlled, multi-center non-small cell lung cancer, or NSCLC, trials that included administration of either paclitaxel and cisplatin and/or docetaxel and cisplatin, and we are currently preparing LP-300 for the launch of a targeted phase II trial, in non or never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. LP-100 is in a Phase II clinical trial in metastatic, castration-resistant, prostate cancer that is managed by Allarity Therapeutics. However, Allarity Therapeutics has stated that it is focusing its existing resources on other programs that are currently higher priority for Allarity than LP-100. As of the date of this report, we are unable to forecast the timeline for the completion of the Phase II clinical trial.

Additionally, we have one new drug candidate, LP-184, in preclinical development for two potentially distinct indications where we are leveraging machine learning and genomic data to streamline the drug development process and to identify the patients and cancer subtypes that will best benefit from the drug, if approved. Our drug candidate, LP-284, the stereoisomer (enantiomer) of LP-184, has shown promising in-vitro anticancer activity in a range of indications that are distinct from LP-184. Our antibody drug conjugate (ADC) program commenced in early 2021 is aimed at identifying targeted or therapeutic antibodies, utilizing a unique library of linkers to conjugate with LP-184 and other compounds.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $2,452,000 and $477,000 for the three months ended March 31, 2021 and 2020, respectively.

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

As of the date of this report, we believe we have effectively managed the impact of the COVID-19 pandemic on our operations. The timing of non-clinical research studies for our drug candidates by collaborators and service providers slowed during 2020 in connection with the pandemic. In addition, Allarity Therapeutics informed us that enrollment in the Phase II clinical trial for LP-100 slowed during the pandemic. While we believe we have been able to manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted and materially adversely affected in the future by the COVID-19 pandemic, or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

Components of Our Results of Operations

Revenues

We did not recognize revenues for any of the three month periods ended March 31, 2021 and March 31, 2020.

General and Administrative

General and administrative expenses consist of our operating expenses that are not included in the direct costs of production or cost of goods sold which include:

●	corporate office overhead expenses such as salaries of administrative staff and corporate officers;

●	legal expenses;

●	accounting expenses; and

●	rent, utilities, insurance, information systems, and supplies.

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

●	expenses incurred for employees, consultants, research studies, laboratories and investigators for the conduct of our preclinical or clinical research activities; and

●	the cost of acquiring and developing preclinical study materials and lab supplies.

We expense research and development costs to operations as incurred.

Our research and development costs by project category for the three months ended March 31, 2021 are as follows:

Three Months Ended March 31, 2021
LP-300	$534,585
LP-184	463,950
RADR® Platform	141,578
Other	138,924
Total research and development expenses	$1,279,037

We did not track our research and development costs by project prior to our initial public offering (“IPO”) in June 2020. We have tracked and allocated our research and development costs by project category since the second quarter of calendar 2020.

The category designated as “Other” in the above table includes expenses for the three months ended March 31, 2021 associated with our ADC program, which commenced in early 2021, and expenses related to our compound known as LP-284.

We expect that our research and development expenses will continue to increase as we progress toward our commencement of clinical trials of LP-300 and LP-184 and advance our other programs and drug candidates. We expect this increase to include additional expenses associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of LP-184 and LP-300 or our other drug candidates. We may never succeed in achieving regulatory approval for LP-184 and LP-300 or any of our other drug candidates. The duration, costs and timing of clinical trials and development of our drug candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each drug candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

Summary Results of Operations for the Three Months Ended March 31, 2021 and March 31, 2020 (unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses
General and administrative	$1,173,258	$340,172
Research and development	1,279,037	137,104
Total expenses	2,452,295	477,276
Net loss	$(2,452,295)	$(477,276)

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

Revenues

To date, except for a prior research grant, we have not generated any revenue since our inception.

General and Administrative Expenses

General and administrative expenses increased approximately $833,000, or 245%, from approximately $340,000 for the three months ended March 31, 2020 to $1,173,000 for the three months ended March 31, 2021. The increase was primarily attributable to increases in labor expense of approximately $53,000, increases in business development expense of approximately $112,000, increases in legal and patent related fees of approximately $91,000, increases in other professional fees of approximately $39,000, increases in general and administrative related stock option expense of $111,000, and corporate insurance expense increases of approximately $440,000. This was partially offset by a net decrease in other expenses of approximately $13,000.

Research and Development Expenses

Research and development expenses increased approximately $1,142,000, or 833%, from approximately $137,000 for the three months ended March 31, 2020 to $1,279,000 for the three months ended March 31, 2021. The increase was primarily attributable to increases in product candidate manufacturing related expenses of approximately $552,000, increases in research and development employee associated expenses of approximately $288,000, increases in research study expenses of approximately $180,000, increases in licensing fees of approximately $35,000, and increases in research and development related stock option expense of approximately $116,000. This was partially offset by a decrease in consulting expenses of approximately $29,000.

Liquidity and Capital Resources

We incurred net losses of approximately $2,452,000 and $477,000 for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, we had working capital of approximately $81,820,000 and as of December 31, 2020 we had working capital of approximately $19,685,000.

On January 20, 2021, the Company closed a public offering of 4,928,571 shares of its common stock at a public offering price of $14.00 per share, which amount included 642,856 shares sold upon full exercise of the underwriter’s over-allotment option. Total gross proceeds from the offering were approximately $69,000,000, and net proceeds from the offering were approximately $64,167,000.

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

As of March 31, 2021 and December 31, 2020, we had cash of approximately $81,374,000 and $19,229,000, respectively. Based on our anticipated expenditures and capital commitments as of the date of this report, we believe that our existing cash as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net cash flows used in operating activities	$(2,144,439)	$(703,048)
Net cash flows provided by financing activities	64,288,932	105,265
Net increase (decrease) in cash and cash equivalents	$62,144,493	$(597,783)

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $2,144,439 compared to $703,048 for the three months ended March 31, 2020. The increase in net cash used in operating activities was primarily the result of the increase in the net loss for the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities was $64,288,932 during the three months ended March 31, 2021, attributable primarily to net proceeds from our equity financing in January 2021. Net cash provided by financing activities during the three months ended March 31, 2020 was $105,265.

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

We expect that we will need to obtain substantial additional funding in order to complete our clinical trials. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of LP-184 and LP-300 and/or other drug candidates and programs, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to LP-184 and LP-300 or other drug candidates and programs that we otherwise would seek to develop or commercialize ourselves.

 Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2021. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in our condensed consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

Accounting Pronouncements

The Company considered the applicability and impact of recent accounting pronouncements and determined them to be either not applicable or expected to have minimal impact on our condensed consolidated balance sheets or statements of operations.

Recent Accounting Pronouncements

See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Quantitative and Qualitative Disclosure About Market Risk

Our primary exposure to market risk is interest expense sensitivity, which is affected by changes in the general level of U.S. interest rates. Historically, we have raised capital through the issuance of equity securities. As of March 31, 2021 and December 31, 2020, we had no long-term debt outstanding, other than our PPP Loan Agreement entered into in May 2020. In April 2021 we received notice that the Small Business Administration (SBA) had authorized full forgiveness of the PPP Loan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company we are exempt from the requirements of Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

Options

In March 2021, two option holders exercised options to purchase an aggregate of 11,782 shares of common stock in cash at an exercise price of $1.03 per share of common stock for an aggregate purchase price of $12,135.

Exercise of Warrants

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

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the issuances of our common shares upon exercise of the options were exempt from registration pursuant to Rule 701 under Securities Act and the issuances of our common shares upon exercise of the warrants were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds.

Use of proceeds from our initial public offering of common stock

On June 15, 2020, we closed our IPO of 1,750,000 shares of common stock, at a public offering price of $15.00 per share, pursuant to our registration statement on Form S-1, as amended (File No. 333-237714), declared effective by the SEC on June 10, 2020. There has been no material change in our use of the net proceeds from the IPO as described in our final prospectus filed with the SEC on June 12, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 17, 2020

3.2	By-Laws	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed April 16, 2020

10.1*	Amendment to Employment Agreement dated February 18, 2021 with Kishor G. Bhatia	Incorporated by reference from the Registrant’s Annual Report on Form 10-Koh filed on March 10, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed electronically herewith

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: May 3, 2021	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: May 3, 2021	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer