Form 10-Q
period 2021-06-30
Lantern Pharma Inc.
filed 2021-07-29
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 22, 2021, the registrant had 11,184,039 shares of common stock, $0.0001 par value per share outstanding.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$61,354,117	$19,229,232
Marketable securities	18,234,540	-
Prepaid expenses and other current assets	2,542,426	1,007,690
Total current assets	82,131,083	20,236,922

Property and equipment, net	30,598	21,507
Deferred offering costs	-	101,205
Operating lease right-of-use assets	252,503	-
Other assets	17,889	-

TOTAL ASSETS	$82,432,073	$20,359,634

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,093,787	$552,339
Insurance payable	1,448,419	-
Operating lease liabilities, current	145,898	-
Total current liabilities	2,688,104	552,339

Operating lease liabilities, net of current portion	130,705	-
PPP loan payable	-	108,500

TOTAL LIABILITIES	2,818,809	660,839

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value (1,000,000 authorized at June 30, 2021 and December 31, 2020; $.0001 par value) (Zero shares issued and outstanding at June 30, 2021 and December 31, 2020)	-	-
Common Stock – Par Value (25,000,000 authorized at June 30, 2021 and December 31, 2020; $.0001 par value) (11,184,039 shares issued and outstanding at June 30, 2021; 6,220,927 shares issued and outstanding at December 31, 2020)	1,118	622
Additional paid-in capital	97,088,382	32,358,068
Accumulated deficit	(17,428,671)	(12,659,895)
Accumulated other comprehensive loss	(47,565)	-

Total stockholders’ equity	79,613,264	19,698,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,432,073	$20,359,634

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative	1,314,201	676,399	2,487,459	1,016,571
Research and development	1,164,892	157,023	2,443,929	294,127
Total operating expenses	2,479,093	833,422	4,931,388	1,310,698
Loss from operations	(2,479,093)	(833,422)	(4,931,388)	(1,310,698)
Interest income	47,889	-	47,889	-
Other income, net	114,723	-	114,723	-

NET LOSS	$(2,316,481)	$(833,422)	$(4,768,776)	$(1,310,698)

Net loss per share of common shares, basic and diluted	$(0.21)	$(0.31)	$(0.45)	$(0.55)
Weighted-average number of common shares outstanding, basic and diluted	11,181,504	2,719,198	10,631,121	2,370,082

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

NET LOSS	$(2,316,481)	$(833,422)	$(4,768,776)	$(1,310,698)

Other comprehensive loss, net of tax
Unrealized loss on available-for-sale securities, net of tax	(47,565)	-	(47,565)	-
Other comprehensive loss, net of tax	(47,565)	-	(47,565)	-
Comprehensive loss	$(2,364,046)	$(833,422)	$(4,816,341)	$(1,310,698)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Three and Six Months Ended June 30, 2020
Balance, December 31, 2019	2,438,866	$244	1,978,269	$198	$7,694,547	$-	$(6,751,705)	$943,284

Common stock issued	-	-	50,460	5	51,995	-	-	52,000
Stock-based compensation	-	-	-	-	18,460	-	-	18,460
Net loss	-	-	-	-	-	-	(477,276)	(477,276)

Balance, March 31, 2020	2,438,866	$244	2,028,729	$203	$7,765,002	$-	$(7,228,981)	$536,468

Common stock issued, net of issuance costs	-	-	1,750,000	175	23,419,546	-	-	23,419,721
Preferred stock conversion to common stock and fractional shares adjustments from stock split and conversion	(2,438,866)	(244)	2,438,848	244	(261)	-	-	(261)
Stock-based compensation	-	-	-	-	105,363	-	-	105,363
Net loss	-	-	-	-	-	-	(833,422)	(833,422)

Balance, June 30, 2020	-	$-	6,217,577	$622	$31,289,650	$-	$(8,062,403)	$23,227,869

Three and Six Months Ended June 30, 2021

Balance, December 31, 2020	-	$-	6,220,927	$622	$32,358,068	$-	$(12,659,895)	$19,698,795

Common stock issued in equity financing, net of issuance costs	-	-	4,928,571	493	64,166,361	-	-	64,166,854
Common stock issued from warrant and option exercises	-	-	31,949	3	72,750	-	-	72,753
Stock-based compensation	-	-	-	-	245,519	-	-	245,519
Net Loss	-	-	-	-	-	-	(2,452,295)	(2,452,295)

Balance, March 31, 2021	-	$-	11,181,447	$1,118	$96,842,698	$-	$(15,112,190)	$81,731,626

Common stock issued from warrant exercise	-	-	2,592	-	-	-	-	-
Stock-based compensation	-	-	-	-	245,684	-	-	245,684
Net loss	-	-	-	-	-	-	(2,316,481)	(2,316,481)
Other comprehensive loss	-	-	-	-	-	(47,565)	-	(47,565)

Balance, June 30, 2021	-	$-	11,184,039	$1,118	$97,088,382	$(47,565)	$(17,428,671)	$79,613,264

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,768,776)	$(1,310,698)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,923	1,202
Non-cash lease expense	24,100	-
Stock based compensation	491,203	123,823
Gain on loan forgiveness	(109,223)	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(169,880)	(69,987)
Accounts payable and accrued expenses	677,615	61,742
Other assets	(17,889)	-
Net cash flows used in operating activities	(3,869,927)	(1,193,918)

INVESTING ACTIVITIES
Purchase of property and equipment	(12,014)	(7,821)
Purchase of marketable securities	(18,282,105)	-
Net cash flows used in investing activities	(18,294,119)	(7,821)

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock	68,999,994	26,250,000
Issuance costs	(4,783,816)	(2,745,279)
Proceeds from stock option and warrant exercises	72,753	52,000
Borrowings from notes payable	-	169,049
Payments on notes payable	-	(66,218)
Borrowings on loan payable	-	108,500
Net cash flows provided by financing activities	64,288,931	23,768,052

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	42,124,885	22,566,313

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,229,232	1,232,030

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,354,117	$23,798,343

Non-cash investing and financing activities
Application of deferred offering costs to public offering proceeds	$(49,324)	$(456,437)
Amounts owed related to fractional shares adjustment, included in accounts payable and accrued expenses	-	(261)
Unrealized losses on debt securities	(47,565)	-

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR platform. This now includes four drug candidates and an ADC program directed towards seven disclosed therapeutic targets:

●	LP-100 (irofulven), in a phase II trial for the treatment of prostate cancer;

●	LP-300 (Tavocept) in preparation to launch a phase II trial for the treatment of non-small cell lung cancer;

●	LP-184 in preclinical studies for treatment of solid tumors including pancreatic, prostate, and liver cancers and glioblastoma;

●	LP-284, the stereoisomer (enantiomer) of LP-184, that has shown promising in-vitro anticancer activity in a range of indications that are distinct from LP-184; and

●	An Antibody Drug Conjugate (ADC) program that was initiated in early 2021.

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

Note 2. Liquidity

The Company incurred a net loss of approximately $4,769,000 and $1,311,000 during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had working capital of approximately $79,443,000. The Company has received funding in the form of periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash as of June 30, 2021, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this quarterly report.

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

The extent of the impact and effects of the coronavirus (COVID-19) on the operation and financial performance of the Company’s business will depend on future developments, including the duration and spread of the outbreak and varying virus mutations, related travel advisories and restrictions, the recovery time of disrupted research services, the consequential staff shortages, and research and development delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the Company’s operations are impacted by the outbreak for an extended period, the Company’s results of operations or liquidity may be materially adversely affected.

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

As of December 31, 2020, the Company recorded deferred offering costs of approximately $101,000 and as of June 30, 2021, there were no deferred offering costs recorded on the Company’s condensed consolidated balance sheets (see Note 6).

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

Cash and Cash Equivalents

The Company considers money market funds with a short-term maturity of less than one year to be cash equivalents. Cash equivalents at June 30, 2021 and December 31, 2020 were approximately $1,670,000 and zero, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s condensed consolidated balance sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2021 totaled approximately $2,542,000 and included approximately $602,000 of upfront payments for contractor fees, academic research studies and services, and subscriptions, approximately $489,000 of intellectual property related licensing and other fees, approximately $1,375,000 of prepaid annual insurance fees, and approximately $76,000 of interest receivable.

Leases

The Company determines whether an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and net of current portion of operating lease liabilities on our consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments. The Company does not include options to extend or terminate the lease term unless it is reasonably certain that the Company will exercise any such options. Rent expense is recognized under the operating leases on a straight-line basis. The Company does not recognize right-of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and instead will recognize lease payments as expense on a straight-line basis over the lease term.

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, and mutual funds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” on the consolidated balance sheets until realized. Interest is reported within “Interest income” and dividend income is reported within “Other income, net” on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in “Other (expense) income, net” on the consolidated statements of operations, and any remaining unrealized losses are included in “Accumulated other comprehensive income” on the consolidated balance sheets. There were no credit losses recorded for the three and six months ended June 30, 2021. There was no impairment charge for any unrealized losses for the three and six months ended June 30, 2021. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in “Other (expense) income, net” on the consolidated statements of operations. The Company purchased all marketable securities during the three months ended June 30, 2021 and as a result, there was no impact on prior periods.

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

Note 4. Commitments and Contingencies

General.

The Company has entered into, and expects to enter into from time to time in the future, license agreements, strategic alliance agreements, assignment agreements, research service agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements are described in detail below (collectively, the “License, Strategic Alliance, and Research Agreements”). During the three and six months ended June 30, 2021, the Company expensed a total of approximately $465,000 and $1,123,000, respectively, and during the three and six months ended June 30, 2020, the Company expensed a total of approximately $28,000 and $56,000, respectively, under the License, Strategic Alliance, and Research Agreements described below. These expense amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

During the three and six months ended June 30, 2021, the Company made payments of approximately $556,000 and $1,589,000, respectively, and during the three and six months ended June 30, 2020, the Company made payments of approximately $12,000 and $99,000, respectively, under the License, Strategic Alliance, and Research Agreements.

Approximately $512,000 and $120,000 are accrued and payable under the License, Strategic Alliance, and Research Agreements at June 30, 2021 and December 31, 2020, respectively, which amounts are included in the accompanying condensed consolidated balance sheets.

Approximately $965,000 and $97,000 are included in prepaid expenses and other current assets under the License, Strategic Alliance, and Research Agreements at June 30, 2021 and December 31, 2020, respectively, which amounts are included in the accompanying condensed consolidated balance sheets.

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

Pursuant to the AFC License Agreement the Company made annual licensing fee payments to AF Chemicals during the six months ended June 30, 2020 relating to LP-184. Such amounts are included in research and development expenses in the accompanying condensed consolidated statements of operations. In addition, the Company is obligated to make milestone payments to AF Chemicals at the time of an Investigational New Drug Application (“IND”) filing relating to LP-184 and also upon reaching additional specified milestones in connection with the development and potential marketing approval of LP-184 in the United States, specified countries in Europe, and other countries.

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

Allarity Therapeutics (formerly known as Oncology Venture)

In May 2015, the Company licensed various rights to LP-100 to Oncology Venture (now known as Allarity Therapeutics) pursuant to a Drug License and Development Agreement. In February 2016, the Company and Allarity Therapeutics entered into an addendum and an amendment providing for additions and amendments to the Drug License and Development Agreement. In connection with the Drug License and Development Agreement, as amended (collectively, the “Allarity License and Development Agreement”), Allarity Therapeutics agreed to directly pay to AF Chemicals on behalf of the Company certain amounts to satisfy the Company’s milestone obligations to AF Chemicals with respect to LP-100 under the AFC License Agreement. Amounts paid by Allarity Therapeutics to AF Chemicals on behalf of the Company are then deducted from amounts owed by Allarity Therapeutics to the Company. On July 23, 2021, the Company entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity (See Note 11).

The amounts to be paid to AF Chemicals with respect to LP-100 under the AFC License Agreement are in many ways similar to the amounts to be paid with respect to LP-184 as described above under “AF Chemicals”.

In addition, the AFC License Agreement contains specified time requirements for the Company to enroll patients in clinical trials, and file a potential NDA with respect to LP-100. Extension fees may be paid by the Company to AF Chemicals from time to time related to these requirements. Pursuant to the Second Addendum with AF Chemicals, no additional payments of annual licensing fees or development diligence extension payments are required to be made by the Company with respect to LP-100 until January 15, 2025, at which time these obligations will resume.

Califia Pharma

In December 2020, the Company entered into an Evaluation and Limited Use Agreement (the “Evaluation Agreement”) with Califia Pharma, Inc. (“Califia”). The Evaluation Agreement provides for the Company and Califia to collaborate on the in vitro and in vivo testing and evaluation of novel Califia payloads conjugated to a Lantern targeting entity. The Evaluation Agreement also provides the Company with the right to negotiate with Califia for exclusive license rights to use LP-184 and related analogs as the payload with an affinity drug conjugate or small molecule drug conjugate targeting entity supplied by the Company. The Company also has the right under the Evaluation Agreement to negotiate for non-exclusive license rights to use a targeting entity from the Company with a payload and linker combination selected from novel specified Califia payloads and linkers.

Patheon API Services

The Company has entered into agreements with Patheon API Services, Inc. (“Patheon”) for the manufacture and supply of cGMP material to support the Company’s planned Phase II clinical trial for its product candidate LP-300. In addition to producing LP-300 API (active pharmaceutical ingredient) under cGMP (current Good Manufacturing Practices) conditions, Patheon is transferring previously validated manufacturing processes and analytical methods for LP-300 and is producing non-GMP material that can be used to support non-clinical studies for LP-300. The agreements provide for payments in stages as specified process and manufacturing milestones are achieved. Patheon, a part of Thermo Fisher Scientific, has previously developed and/or manufactured more than 700 pharmaceuticals for biopharma clients and has more than 55 locations around the world, providing access to a fully integrated global network of facilities. The Company expects to pay additional amounts to Patheon in future periods in accordance with specified process and manufacturing milestones under the Patheon agreements.

Southwest Research Institute

As part of the Company’s research and development activities, the Company has engaged Southwest Research Institute (“SwRI”) from time to time to assist with compound synthesis and manufacturing related activities for the Company’s product candidates. The Company has entered into agreements with SwRI for the non-GMP synthesis of LP-184 material and related analytical development to assist with preclinical studies. The Company expects to pay additional amounts to SwRI in future periods as synthesis and analytical work is conducted by SwRI under the agreements.

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

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of June 30, 2021 and December 31, 2020. No revenue has been recognized from this grant through June 30, 2021.

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate will collaborate on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. The Company’s director Mr. Kreis is also a director of Actuate. Affiliates of Mr. Kreis hold substantial beneficial ownership interests in both the Company and Actuate. Through June 30, 2021, no revenues or costs have been recognized from third parties under the Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. These shares do not have a readily determinable fair value, but will be adjusted for observable price changes, if any, in future periods. There were no adjustments to the carrying amount through June 30, 2021.

Note 5. Leases

The operating lease cost recognized in general and administrative expenses in our consolidated statements of operations was approximately $27,000 and $29,000 for the three and six months ended June 30, 2021, and approximately $12,000 and $24,000 during the three and six months ended June 30, 2020.

The following provides balance sheet information related to leases as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Assets
Operating lease, right-of-use asset, net	$252,503	$-
Liabilities
Current portion of operating lease liabilities	$145,898	$-
Operating lease liabilities, net of current portion	130,705	-
Total operating lease liabilities	$276,603	$-

At June 30, 2021, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2021 (remaining 6 months)	$77,396
2022	158,403
2023	53,403
Total minimum lease payments	289,202
Less amount representing interest	12,599
Present value of future minimum lease payments	276,603
Less current portion of operating lease liabilities	145,898
Operating lease liabilities, net of current portion	$130,705

In April 2021, we entered into two operating leases for office space that commenced in May 2021. The leases expire in April 2023 and automatically renew month-to-month unless we provide three-months written notice to the landlord prior to initial expiration. The exercise of lease renewal options is at our sole discretion and is assessed as to whether to include any renewals in the lease term at inception. The following table provides a reconciliation for our right of use assets and lease liabilities:

	Right-of-Use Asset	Operating Lease Liability
Balance at March 31, 2021	$-	$-
Additions	274,472	276,603
Amortizations and Reductions	(21,969)	-
Balance at June 30, 2021	$252,503	$276,603

Other supplemental information related to operating leases is as follows:

	As of June 30,
	2021	2020
Weighted average remaining term of operating leases (in years)	1.83	-
Weighted average discount rate of operating leases	4.65%	-%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the three and six months ended June 30, 2021. In August 2019, the Company entered into a leasing agreement for office space in New Jersey. Monthly rent was approximately $2,000, plus electrical utilities. The lease expired on July 31, 2020 and was not renewed. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

Note 6. Stockholders’ Equity

Common Stock

On June 15, 2020, the Company received net proceeds of $23,419,721 in its IPO, after deducting underwriting discounts and commissions of $1,968,750 and other offering expenses of $861,529 borne by the Company. The Company issued and sold 1,750,000 shares of common stock in its IPO at a price of $15.00 per share. In connection with the IPO, all shares of the Company’s Series A Preferred Stock were converted into 2,438,851 shares of common stock.

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

During the three and six months ended June 30, 2021, the Company issued zero and 11,782 shares of common stock, respectively, relating to the exercise of stock options. The shares were issued at a purchase price of $1.03 per share for total proceeds of approximately $12,000.

During the three and six months ended June 30, 2021, the Company issued zero and 19,367 shares of common stock relating to the cash exercise of warrants for total proceeds of approximately $61,000. During the three and six months ended June 30, 2021 the Company also issued 2,592 and 3,392 shares of common stock relating to the cashless exercise of warrants to purchase 3,258 and 4,215 shares, respectively. All of such warrants were exercisable at an exercise price of $3.13 per share of common stock.

As of June 30, 2021 and December 31, 2020, the Company had 25,000,000 authorized shares of Common Stock, of which 11,184,039 and 6,220,927 shares were issued and outstanding, respectively.

Warrants

The Company had warrants to purchase 302,036 shares of common stock outstanding and exercisable as of June 30, 2021 at a weighted average exercise price of $6.75 per share, and with expiration dates ranging from December 31, 2021 to June 10, 2025. The Company had warrants to purchase 325,618 shares of common stock outstanding and exercisable as of December 31, 2020 at a weighted average exercise price of $6.49 per share, and with expiration dates ranging from December 31, 2021 to June 10, 2025.

Options

The Company recorded stock-based compensation of approximately $246,000 and $491,000 related to stock options during the three and six months ended June 30, 2021, and $105,000 and $124,000 related to stock options during the three and six months ended June 30, 2020, respectively. These amounts are allocated between general and administrative and research and development expenses in the accompanying condensed consolidated statements of operations.

A summary of stock option activity under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (the “Plan”) during the six months ended June 30, 2021 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2020	835,608	$6.41
Granted	-	-
Exercised	(11,782)	1.03
Cancelled or expired	-	-
Outstanding June 30, 2021	823,826	$6.49

Options were exercisable for 643,404 shares of Common Stock at June 30, 2021.

During the six months ended June 30, 2020, options to purchase 306,743 shares of common stock were granted, options were exercised to purchase 50,460 shares of common stock, and options relating to 43,166 shares of common stock expired or were canceled.

Note 7. Marketable Securities

At June 30, 2021, marketable securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government & Agency Securities	2,514,869	-	(7,954)	2,506,915
Corporate Bonds	9,741,378	-	(42,453)	9,698,925
Mutual Funds – Fixed Income	4,002,704	6,942	(4,100)	4,005,546
Mutual Funds – Alternative Investments	2,023,154	-	-	2,023,154
Marketable Securities	$18,282,105	$6,942	$(54,507)	$18,234,540

The contractual maturities of the investments classified as Government & Agency Securities and Corporate Bonds are as follows:

As of June 30, 2021
Due within one year	$612,762
Due in one to two years	4,779,661
Due in three to five years	6,813,417
$12,205,840

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of June 30, 2021
	Less than 12 months
	Fair Value	Unrealized Loss
Government & Agency Securities	$2,506,915	$(7,954)
Corporate Bonds	9,698,925	(42,453)
Mutual Funds – Fixed Income	1,992,600	(4,100)
	$14,198,440	$(54,507)

We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of June 30, 2021, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

Note 8. Fair Value Measurements

We determine the fair values of our financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 - Inputs are unobservable inputs based on our assumptions.

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of June 30, 2021 our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our mutual funds – alternative investments were valued using NAV, net asset value per share, under the practical expedient methodology.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 2 or NAV, and we have no financial assets measured using Level 1 or 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of June 30, 2021
Description	Total	Level 1	Level 2	Level 3	NAV*
Government & Agency Securities	2,506,915	-	2,506,915	-	-
Corporate Bonds	9,698,925	-	9,698,925	-	-
Mutual Funds – Fixed Income	4,005,546	-	4,005,546	-	-
Mutual Funds – Alternative Investments	2,023,154	-	-	-	2,023,154
	$18,234,540	$-	$16,211,386	$-	$2,023,154

*	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

Note 9. Notes and Loan Payable

In January 2020, the Company entered into a financing arrangement for commercial insurance with First Insurance Funding. The total amount financed was approximately $66,000 with an annual interest rate of 6.64%, to be paid over a period of ten months. In June 2020, the insurance policy was canceled, and the remaining loan balance was repaid.

On May 1, 2020 (the “Origination Date”), the Company received $108,500 in aggregate loan proceeds (the “PPP Loan”) from JPMorgan Chase Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan was evidenced by a loan application and payment agreement (the “PPP Loan Agreement”) by and between the Company and the Lender. Subject to the terms of the PPP Loan Agreement, the PPP Loan bore interest at a fixed rate of one percent (1.0%) per annum. Payments of principal and interest were deferred for the first six months following the Origination Date, and the PPP Loan provided that it would mature two years after the Origination Date. The guidance under the Paycheck Protection Program was later updated so that payments of principal and interest were extended past the current fiscal year and maturity was extended past two years. The Company applied for forgiveness of the loan, and in April 2021 the Company received notice that the Small Business Administration (SBA) had authorized full forgiveness of the PPP Loan. A gain on loan forgiveness attributed to the PPP Loan of approximately $110,000 of principal and interest forgiven was recognized during the three and six months ended June 30, 2021 and included in Other income, net in the accompanying condensed consolidated statements of operations.

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

	Outstanding at June 30,
	2021	2020
Warrants to purchase Common Stock	302,036	332,014
Stock options	823,826	820,608
	1,125,862	1,152,622

Note 11. Subsequent Events

On July 23, 2021, the Company entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity Therapeutics A/S (“Allarity”), formerly known as Oncology Venture. The transaction includes global rights to the clinical stage drug candidate Irofulven (LP-100), as well as the developed clinical protocol for an intended study in bladder and prostate cancer patients who have a mutation in the ERCC2/3 genes. The Company also received an exclusive license to use Allarity’s companion diagnostic in future development and commercialization of LP-100. As a result of this transaction, the Company will have full authority to manage and guide future clinical development and commercialization of LP-100.

Under the terms of the Asset Purchase Agreement, the Company paid an initial upfront amount of US $1.0 million to Allarity, and future escrow payments that have the potential to deliver an additional US $1.0 million to Allarity based on drug manufacturing and trial enrollment milestones within the next 24 months. Allarity is also eligible to receive up to US $16.0 million in additional milestone payments over the life of the program based on IP license milestones and regulatory filings and approvals in the US and EU, and low- to mid-single-digit royalties on future commercial net sales.

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

Our current portfolio consists of four compounds and an Antibody Drug Conjugate (ADC) program: two drug candidates in clinical phases, one in preclinical studies and one candidate and our recently initiated ADC program in research optimization. One of the two drug candidates in clinical development, LP-100, was previously out-licensed by us to Allarity Therapeutics A/S. In July 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for LP-100 from Allarity. All of these drug candidates and our ADC program are leveraging precision oncology, A.I. and genomic driven approaches to accelerate and direct development efforts. We currently have two drug candidates in clinical development, LP-100 and LP-300, where we are leveraging data from prior preclinical studies and clinical trials, along with insights generated from our A.I. platform, to target the types of tumors and patient groups that would be most responsive to the drug. Both LP-100 and LP-300 showed promise in important patient subgroups, but failed pivotal Phase III trials when the overall results did not meet the predefined clinical endpoints. We believe that this was due to a lack of biomarker-driven patient stratification. LP-300 has been studied in multiple randomized, controlled, multi-center non-small cell lung cancer, or NSCLC, trials that included administration of either paclitaxel and cisplatin and/or docetaxel and cisplatin, and we are currently preparing LP-300 for the launch of a targeted phase II trial, in non or never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. LP-100 is in a Phase II clinical trial in metastatic, castration-resistant, prostate cancer that was previously managed by Allarity Therapeutics. As a result of the Asset Purchase Agreement we entered into with Allarity in July 2021, we will have full authority to manage and guide future clinical development and commercialization of LP-100.

Additionally, we have one new drug candidate, LP-184, in preclinical development for multiple potentially distinct indications where we are leveraging machine learning and genomic data to streamline the drug development process and to identify the patients and cancer subtypes that will best benefit from the drug, if approved. Our drug candidate, LP-284, the stereoisomer (enantiomer) of LP-184, has shown promising in-vitro anticancer activity in a range of indications that are distinct from LP-184. Our antibody drug conjugate (ADC) program commenced in early 2021 is aimed at identifying targeted or therapeutic antibodies, utilizing a unique library of linkers to conjugate with LP-184 and other compounds.

Our development strategy is to pursue an increasing number of oncology focused, molecularly targeted therapies where artificial intelligence and genomic data can help us provide biological insights, reduce the risk associated with development efforts and help clarify potential patient response. We plan on strategically evaluating these on a program-by-program basis as they advance into clinical development, either to be done entirely by us, or with licensing partners, to maximize the commercial opportunity and reduce the time it takes to bring the right drug to the right patient.

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $2,317,000 and $4,769,000 for the three and six months ended June 30, 2021 and $833,000 and $1,311,000 for the three and six months ended June 30, 2020, respectively.

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

Components of Our Results of Operations

Revenues

We did not recognize revenues for any of the three or six month periods ended June 30, 2021 and June 30, 2020.

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

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

●	expenses incurred for employees, consultants, research studies, laboratories and investigators for the conduct of our preclinical or clinical research activities; and

●	the cost of acquiring and developing preclinical study materials and lab supplies.

We expense research and development costs to operations as incurred.

Our research and development costs by project category for the three and six months ended June 30, 2021 are as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
LP-300	$275,620	$810,205
LP-184	591,851	1,055,801
RADR® Platform	152,159	293,737
Other	145,262	284,186
Total research and development expenses	$1,164,892	$2,443,929

We did not track our research and development costs by project prior to our initial public offering (“IPO”) in June 2020. We have tracked and allocated our research and development costs by project category since the second quarter of calendar 2020.

The category designated as “Other” in the above table includes expenses for the three and six months ended June 30, 2021 associated with our ADC program, which commenced in early 2021, and expenses related to our compound known as LP-284.

We expect that our research and development expenses will continue to increase as we progress toward our commencement of clinical trials of LP-300 and LP-184, advance clinical development of LP-100, and advance our other programs and drug candidates. We expect this increase to include additional expenses associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of LP-300, LP-184, LP-100 or our other drug candidates. We may never succeed in achieving regulatory approval for LP-300, LP-184, LP-100 or any of our other drug candidates. The duration, costs and timing of clinical trials and development of our drug candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each drug candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

Summary Results of Operations for the Three and Six Months Ended June 30, 2021 and June 30, 2020 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative	$1,314,201	$676,399	$2,487,459	$1,016,571
Research and development	1,164,892	157,023	2,443,929	294,127
Total operating expenses	2,479,093	833,422	4,931,388	1,310,698
Loss from operations	(2,479,093)	(833,422)	(4,931,388)	(1,310,698)
Interest income	47,889	-	47,889	-
Other income, net	114,723	-	114,723	-
NET LOSS	$(2,316,481)	$(833,422)	$(4,768,776)	$(1,310,698)

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

Revenues

To date, except for a prior research grant, we have not generated any revenue since our inception.

General and Administrative Expenses

General and administrative expenses increased approximately $638,000, or 94%, from approximately $676,000 for the three months ended June 30, 2020 to approximately $1,314,000 for the three months ended June 30, 2021. The increase was primarily attributable to increases in labor expense of approximately $25,000, increases in business and corporate development expense of approximately $158,000, increases in legal and patent related fees of approximately $114,000, increases in general and administrative related stock option expense of approximately $25,000, corporate insurance expense increases of approximately $296,000, and a net increase in other expenses of approximately $20,000.

Research and Development Expenses

Research and development expenses increased approximately $1,008,000, or 642%, from approximately $157,000 for the three months ended June 30, 2020 to approximately $1,165,000 for the three months ended June 30, 2021. The increase was primarily attributable to increases in product candidate manufacturing related expenses of approximately $320,000, increases in research and development employee associated expenses of approximately $279,000, increases in research study expenses of approximately $280,000, increases in licensing fees of approximately $39,000, and increases in research and development related stock option expense of approximately $116,000. This was partially offset by a decrease in consulting expenses of approximately $26,000.

Interest and Other Income

Interest income increased approximately $48,000 from zero for the three months ended June 30, 2020 to approximately $48,000 for the three months ended June 30, 2021. This increase was attributable to investment in marketable securities entered into during the three months ended June 30, 2021. Other income, net increased approximately $115,000 from zero for the three months ended June 30, 2020 to approximately $115,000 for the three months ended June 30, 2021. This increase was primarily attributable to a gain on loan forgiveness attributable to the PPP Loan of approximately $110,000 and dividend income of approximately $5,000.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

Revenues

To date, except for a prior research grant, we have not generated any revenue since our inception.

General and Administrative Expenses

General and administrative expenses increased approximately $1,471,000, or 145%, from approximately $1,017,000 for the six months ended June 30, 2020 to approximately $2,488,000 for the six months ended June 30, 2021. The increase was primarily attributable to increases in labor expense of approximately $77,000, increases in business and corporate development expense of approximately $271,000, increases in legal and patent related fees of approximately $205,000, increases in other professional fees of approximately $30,000, increases in general and administrative related stock option expense of $136,000, corporate insurance expense increases of approximately $737,000, and a net increase in other expenses of approximately $15,000.

Research and Development Expenses

Research and development expenses increased approximately $2,150,000, or 731%, from approximately $294,000 for the six months ended June 30, 2020 to approximately $2,444,000 for the six months ended June 30, 2021. The increase was primarily attributable to increases in product candidate manufacturing related expenses of approximately $872,000, increases in research and development employee associated expenses of approximately $568,000, increases in research study expenses of approximately $460,000, increases in licensing fees of approximately $74,000, and increases in research and development related stock option expense of approximately $231,000. This was partially offset by a decrease in consulting expenses of approximately $55,000.

Interest and Other Income

Interest income, net increased approximately $48,000 from zero for the six months ended June 30, 2020 to approximately $48,000 for the six months ended June 30, 2021. This increase was attributable to investment in marketable securities entered into during the six months ended June 30, 2021. Other income, net increased approximately $115,000 from zero for the six months ended June 30, 2020 to approximately $115,000 for the six months ended June 30, 2021. This increase was primarily attributable to a gain on loan forgiveness attributable to the PPP Loan of approximately $110,000 and dividend income of approximately $5,000.

Liquidity and Capital Resources

We incurred net losses of approximately $2,317,000 and $4,769,000 for the three and six months ended June 30, 2021 and net losses of approximately $833,000 and $1,311,000 for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had working capital of approximately $79,443,000 and as of December 31, 2020 we had working capital of approximately $19,685,000.

On January 20, 2021, we closed a public offering of 4,928,571 shares of common stock at a public offering price of $14.00 per share, which amount included 642,856 shares sold upon full exercise of the underwriter’s over-allotment option. Total gross proceeds from the offering were approximately $69,000,000, and net proceeds from the offering were approximately $64,167,000.

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

As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $61,354,000 and $19,229,000, respectively. Based on our anticipated expenditures and capital commitments as of the date of this report, we believe that our existing cash and cash equivalents as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Six Months ended June 30,
	2021	2020
	(Unaudited)
Net cash flows used in operating activities	$(3,869,927)	$(1,193,918)
Net cash flows used in investing activities	(18,294,119)	(7,821)
Net cash flows provided by financing activities	64,288,931	23,768,052
Net increase in cash and cash equivalents	$42,124,885	$22,566,313

Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $3,869,927 compared to $1,193,918 for the six months ended June 30, 2020. The increase in net cash used in operating activities was primarily the result of the increase in the net loss for the six months ended June 30, 2021.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $18,294,119 compared to $7,821 for the six months ended June 30, 2020. The increase in net cash used in investing activities was primarily due to investments in marketable securities during the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities was $64,288,931 during the six months ended June 30, 2021, attributable primarily to net proceeds from our equity financing in January 2021. Net cash provided by financing activities during the six months ended June 30, 2020 was $23,768,052, attributable primarily to net proceeds from our initial public offering.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we commence our clinical trials of LP-184 and LP-300, advance clinical development of LP-100, pursue development of our other drug candidates, and seek potential future marketing approval for our drug candidates which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

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

We expect that we will need to obtain substantial additional funding in order to complete our clinical trials. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of LP-184, LP-300, LP-100 and/or other drug candidates and programs, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to LP-184, LP-300, LP-100 and/or other drug candidates and programs that we otherwise would seek to develop or commercialize ourselves.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended June 30, 2021. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in our consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Quantitative and Qualitative Disclosure About Market Risk

Our primary exposure to market risk is interest expense sensitivity, which is affected by changes in the general level of U.S. interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Accordingly, our future investment income may fluctuate as a result of changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value as a result of changes in interest rates.

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of June 30, 2021, and as of December 31, 2020 we had no long-term debt outstanding, other than our PPP Loan Agreement entered into in May 2020. In April 2021 we received notice that the Small Business Administration (SBA) had authorized full forgiveness of the PPP Loan.

We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. Our cash and cash equivalents consist primarily of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

As a Smaller Reporting Company we are exempted from the requirements of Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

Exercise of Warrants

In June 2021, a warrant holder acquired 2,592 shares of common stock pursuant to the cashless exercise of a warrant to purchase 3,258 shares. The warrant was exercisable at an exercise price of $3.13 per share of common stock. The issuance of common shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The recipient of the shares represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed regarding the stock issued in this transaction. The sale of these securities was made without any general solicitation or advertising.

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

Item 5. Other Information.

On July 23, 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity Therapeutics A/S (“Allarity”), formerly known as Oncology Venture. The transaction includes global rights to the clinical stage drug candidate Irofulven (LP-100), as well as the developed clinical protocol for an intended study in bladder and prostate cancer patients who have a mutation in the ERCC2/3 genes. We also received an exclusive license to use Allarity’s companion diagnostic in future development and commercialization of LP-100. As a result of this transaction, we will have full authority to manage and guide future clinical development and commercialization of LP-100.

Under the terms of the Asset Purchase Agreement, we paid an initial upfront amount of US $1.0 million to Allarity, and future escrow payments that have the potential to deliver an additional US $1.0 million to Allarity based on drug manufacturing and trial enrollment milestones within the next 24 months. Allarity is also eligible to receive up to US $16.0 million in additional milestone payments over the life of the program based on IP license milestones and regulatory filings and approvals in the US and EU, and low- to mid-single-digit royalties on future commercial net sales.

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 17, 2020

3.2	By-Laws	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed April 16, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: July 29, 2021	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: July 29, 2021	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer