Form 10-Q
period 2021-09-30
Lantern Pharma Inc.
filed 2021-11-01
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 11,187,806 shares of common stock, $0.0001 par value per share outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future preclinical studies and clinical trials, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “objective”, “aim,” “upcoming”, “should,” ‘will” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.

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

Unless the context requires otherwise, references to the “Company,” “Lantern,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Lantern Pharma Inc., a Delaware corporation, and, where appropriate, its wholly-owned subsidiaries.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$54,669,020	$19,229,232
Marketable securities	19,163,533	-
Prepaid expenses and other current assets	2,504,089	1,007,690
Total current assets	76,336,642	20,236,922

Property and equipment, net	32,235	21,507
Deferred offering costs	-	101,205
Operating lease right-of-use assets	219,431	-
Restricted cash	1,000,000	-
Other assets	17,889	-

TOTAL ASSETS	$77,606,197	$20,359,634

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,636,639	$552,339
Operating lease liabilities, current	148,960	-
Total current liabilities	1,785,599	552,339

Operating lease liabilities, net of current portion	92,024	-
PPP loan payable	-	108,500

TOTAL LIABILITIES	1,877,623	660,839

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value (1,000,000 authorized at September 30, 2021 and December 31, 2020; $.0001 par value) (Zero shares issued and outstanding at September 30, 2021 and December 31, 2020)	-	-
Common Stock – Par Value (25,000,000 authorized at September 30, 2021 and December 31, 2020; $.0001 par value) (11,186,999 shares issued and outstanding at September 30, 2021; 6,220,927 shares issued and outstanding at December 31, 2020)	1,119	622
Additional paid-in capital	97,312 ,794	32,358,068
Accumulated deficit	(21,482,650)	(12,659,895)
Accumulated other comprehensive loss	(102,689)	-

Total stockholders’ equity	75,728,574	19,698,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,606,197	$20,359,634

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative	1,184,486	1,100,719	3,671,945	2,117,290
Research and development	2,964,391	600,769	5,408,320	894,896
Total operating expenses	4,148,877	1,701,488	9,080,265	3,012,186
Loss from operations	(4,148,877)	(1,701,488)	(9,080,265)	(3,012,186)
Interest income	77,219	-	125,108	-
Other income, net	17,679	-	132,402	-

NET LOSS	$(4,053,979)	$(1,701,488)	$(8,822,755)	$(3,012,186)

Net loss per share of common shares, basic and diluted	$(0.36)	$(0.27)	$(0.82)	$(0.82)
Weighted-average number of common shares outstanding, basic and diluted	11,186,259	6,217,577	10,818,201	3,661,942

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

NET LOSS	$(4,053,979)	$(1,701,488)	$(8,822,755)	$(3,012,186)

Other comprehensive loss, net of tax
Unrealized loss on available-for-sale securities, net of tax	(55,124)	-	(102,689)	-
Other comprehensive loss, net of tax	(55,124)	-	(102,689)	-
Comprehensive loss	$(4,109,103)	$(1,701,488)	$(8,925,444)	$(3,012,186)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	2,438,866	$244	1,978,269	$198	$7,694,547	$-	$(6,751,705)	$943,284

Common stock issued	-	-	50,460	5	51,995	-	-	52,000
Stock-based compensation	-	-	-	-	18,460	-	-	18,460
Net loss	-	-	-	-	-	-	(477,276)	(477,276)

Balance, March 31, 2020	2,438,866	$244	2,028,729	$203	$7,765,002	$-	$(7,228,981)	$536,468

Common stock issued, net of issuance costs	-	-	1,750,000	175	23,419,546	-	-	23,419,721
Preferred stock conversion to common stock and fractional shares adjustments from stock split and conversion	(2,438,866)	(244)	2,438,848	244	(261)	-	-	(261)
Stock-based compensation	-	-	-	-	105,363	-	-	105,363
Net loss	-	-	-	-	-	-	(833,422)	(833,422)

Balance, June 30, 2020	-	$-	6,217,577	$622	$31,289,650	$-	$(8,062,403)	$23,227,869

Stock-based compensation	-	-	-	-	43,514	-	-	43,514
Net loss	-	-	-	-	-	-	(1,701,488)	(1,701,488)
Balance, September 30, 2020	-	$-	6,217,577	$622	$31,333,164	-	$(9,763,891)	$21,569,895

Balance, December 31, 2020	-	$-	6,220,927	$622	$32,358,068	$-	$(12,659,895)	$19,698,795

Common stock issued in equity financing, net of issuance costs	-	-	4,928,571	493	64,166,361	-	-	64,166,854
Common stock issued from warrant and option exercises	-	-	31,949	3	72,750	-	-	72,753
Stock-based compensation	-	-	-	-	245,519	-	-	245,519
Net Loss	-	-	-	-	-	-	(2,452,295)	(2,452,295)

Balance, March 31, 2021	-	$-	11,181,447	$1,118	$96,842,698	$-	$(15,112,190)	$81,731,626

Common stock issued from warrant exercise	-	-	2,592	-	-	-	-	-
Stock-based compensation	-	-	-	-	245,684	-	-	245,684
Net loss	-	-	-	-	-	-	(2,316,481)	(2,316,481)
Other comprehensive loss	-	-	-	-	-	(47,565)	-	(47,565)

Balance, June 30, 2021	-	$-	11,184,039	$1,118	$97,088,382	$(47,565)	$(17,428,671)	$79,613,264

Common stock issued from warrant exercise	-	-	2,960	1	(1)	-	-	-
Stock-based compensation	-	-	-	-	224,413	-	-	224,413
Net loss	-	-	-	-	-	-	(4,053,979)	(4,053,979)
Other comprehensive loss	-	-	-	-	-	(55,124)	-	(55,124)

Balance, September 30, 2021	-	$-	11,186,999	$1,119	$97,312,794	$(102,689)	$(21,482,650)	$75,728,574

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,822,755)	$(3,012,186)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,770	2,295
Non-cash lease adjustments	21,553	-
Stock based compensation	715,616	167,337
Gain on loan forgiveness	(109,223)	-
Loss on investment securities	14,908	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(493,647)	(1,672,014)
Accounts payable and accrued expenses	134,152	431,004
Other assets	(17,889)	-
Net cash flows used in operating activities	(8,552,515)	(4,083,564)

INVESTING ACTIVITIES
Purchase of property and equipment	(15,498)	(11,145)
Purchase of marketable securities	(19,281,130)	-
Net cash flows used in investing activities	(19,296,628)	(11,145)

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock	68,999,994	26,250,000
Issuance costs	(4,783,816)	(2,745,279)
Proceeds from stock option and warrant exercises	72,753	52,000
Borrowings from notes payable	-	169,049
Payments on notes payable	-	(169,049)
Borrowings on loan payable	-	108,500
Net cash flows provided by financing activities	64,288,931	23,665,221

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE PERIOD	36,439,788	19,570,512

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	19,229,232	1,232,030

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$55,669,020	$20,802,542

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	54,669,020	20,802,542
Restricted cash	1,000,000	-
CASH, CASH EQUIVALENTS AND RESTRICTED CASH	55,669,020	20,802,542

Non-cash investing and financing activities
Application of deferred offering costs to public offering proceeds	$(49,324)	$(456,437)
Unrealized losses on debt securities	(102,689)	-

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization, Principal Activities, and Basis of Presentation

Lantern Pharma Inc., and Subsidiaries (the “Company”) is a clinical stage biopharmaceutical company, focused on leveraging artificial intelligence (“A.I.”), machine learning and genomic data to streamline the drug development process and to identify the patients that will benefit from its targeted oncology therapies. The Company’s portfolio of therapies consists of small molecule drug candidates that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that it is developing with the assistance of its A.I. platform and its biomarker driven approach. The Company’s A.I. platform, known as RADR®, uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning. The Company’s data-driven, genomically-targeted and biomarker-driven approach allows it to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates.

Lantern Pharma Inc. was incorporated under the laws of the state of Texas on November 7, 2013, and thereafter reincorporated in the state of Delaware on January 15, 2020. The Company’s principal operations are located in Texas. The Company formed a wholly owned subsidiary, Lantern Pharma Limited, in the United Kingdom in July 2017 and a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021.

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR platform. This now includes four drug candidates and an Antibody Drug Conjugate (ADC) program directed towards eight disclosed therapeutic targets:

●	LP-100 (irofulven), in a phase II trial for the treatment of prostate cancer;

●	LP-300 (Tavocept) in preparation to launch a phase II trial for the treatment of non-small cell lung cancer;

●	LP-184 in preclinical studies for treatment of solid tumors including pancreatic, prostate, and bladder cancers and glioblastoma;

●	LP-284, the stereoisomer (enantiomer) of LP-184, that has shown promising in-vitro anticancer activity in a range of indications that are distinct from LP-184; and

●	An ADC program that was initiated in early 2021.

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

Any reference in these notes to applicable guidance refers to Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). To date, the Company has operated its business as one segment. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Lantern Pharma Limited and Lantern Pharma Australia Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Note 2. Liquidity

The Company incurred a net loss of approximately $8,823,000 and $3,012,000 during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had working capital of approximately $74,551,000. The Company has received funding in the form of periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash as of September 30, 2021, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this quarterly report.

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

As of December 31, 2020, the Company recorded deferred offering costs of approximately $101,000 and as of September 30, 2021, there were no deferred offering costs recorded on the Company’s condensed consolidated balance sheets (see Note 6).

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

Cash and Cash Equivalents

The Company considers money market funds with a short-term maturity of less than one year to be cash equivalents. Cash equivalents at September 30, 2021 and December 31, 2020 were approximately $768,000 and zero, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s condensed consolidated balance sheets.

Restricted Cash

The Company considers cash held in escrow for the purposes of contractual contingencies to be restricted cash. Restricted cash at September 30, 2021 and December 31, 2020 was approximately $1,000,000 and zero, respectively, and is included under the caption restricted cash on the Company’s condensed consolidated balance sheets. All of the restricted cash at September 30, 2021 relates to escrow amounts paid in connection with the Asset Purchase Agreement entered into by the Company and Allarity Therapeutics in July 2021 (See Note 4) and is considered a non-current asset until the contingent events related to the amount held in escrow are considered probable to occur.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2021 totaled approximately $2,504,000 and included approximately $974,000 of upfront payments for contractor fees, academic research studies and services, and subscriptions, approximately $438,000 of intellectual property related licensing and other fees, approximately $1,021,000 of prepaid annual insurance fees, and approximately $71,000 of interest receivable.

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

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, and mutual funds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” on the consolidated balance sheets until realized. Interest is reported within “Interest income” and dividend income is reported within “Other income, net” on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in “Other (expense) income, net” on the consolidated statements of operations, and any remaining unrealized losses are included in “Accumulated other comprehensive loss” on the consolidated balance sheets. There were no credit losses recorded for the three and nine months ended September 30, 2021. There was no impairment charge for any unrealized losses for the three and nine months ended September 30, 2021. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in “Other (expense) income, net” on the consolidated statements of operations. The Company purchased all marketable securities during the nine months ended September 30, 2021 and as a result, there was no impact on prior periods.

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

Note 4. Commitments and Contingencies

General.

The Company has entered into, and expects to enter into from time to time in the future, license agreements, strategic alliance agreements, assignment agreements, research service agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements are described in detail below (collectively, the “License, Strategic Alliance, and Research Agreements”). During the three and nine months ended September 30, 2021, the Company expensed a total of approximately $2,077,000 and $3,200,000, respectively, and during the three and nine months ended September 30, 2020, the Company expensed a total of approximately $125,000 and $181,000, respectively, under the License, Strategic Alliance, and Research Agreements described below. These expense amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

During the three and nine months ended September 30, 2021, the Company made payments of approximately $1,877,000 and $3,466,000, respectively, and during the three and nine months ended September 30, 2020, the Company made payments of approximately $225,000 and $324,000, respectively, under the License, Strategic Alliance, and Research Agreements.

Approximately $914,000 and $120,000 are accrued and payable under the License, Strategic Alliance, and Research Agreements at September 30, 2021 and December 31, 2020, respectively, which amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Approximately $1,156,000 and $97,000 are included in prepaid expenses and other current assets under the License, Strategic Alliance, and Research Agreements at September 30, 2021 and December 31, 2020, respectively, which amounts are included in the accompanying condensed consolidated balance sheets.

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

Pursuant to the AFC License Agreement the Company made annual licensing fee payments to AF Chemicals during the nine months ended September 30, 2020 relating to LP-184. Such amounts are included in research and development expenses in the accompanying condensed consolidated statements of operations. In addition, the Company is obligated to make milestone payments to AF Chemicals at the time of an Investigational New Drug Application (“IND”) filing relating to LP-184 and also upon reaching additional specified milestones in connection with the development and potential marketing approval of LP-184 in the United States, specified countries in Europe, and other countries.

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

The amounts to be paid to AF Chemicals with respect to LP-100 under the AFC License Agreement are in many ways similar to the amounts to be paid with respect to LP-184 as described above. In addition, the AFC License Agreement contains specified time requirements for the Company to enroll patients in clinical trials, and file a potential NDA with respect to LP-100. Extension fees may be paid by the Company to AF Chemicals from time to time related to these requirements. Pursuant to the Second Addendum with AF Chemicals, no additional payments of annual licensing fees or development diligence extension payments are required to be made by the Company with respect to LP-100 until January 15, 2025, at which time these obligations will resume.

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

On July 23, 2021, the Company entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity. The transaction includes global rights to LP-100, as well as the developed clinical protocol for an intended study in bladder and prostate cancer patients who have a mutation in the ERCC2/3 genes. As a result of this transaction, the Company will have full authority to manage and guide future clinical development and commercialization of LP-100. Under the terms of the Asset Purchase Agreement, the Company paid an initial upfront payment of $1,000,000 to Allarity. The Company determined there was no planned alternative future use for these assets outside of the clinical development of LP-100 and therefore the full amount of the upfront payment was included in research and development expense during the three months ended September 30, 2021. Future payments of up to $1,000,000 currently held in escrow also have the potential to deliver an additional amount to Allarity based on drug manufacturing and trial enrollment milestones within the 24 months following the date of the transaction. Allarity is also eligible to receive additional milestone payments over the life of the program based on IP license milestones and regulatory filings and approvals in the US and EU, and low- to mid-single-digit royalties on future commercial net sales. As part of the Asset Purchase Agreement, the Allarity License and Development Agreement was terminated.

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

Piramal Pharma Solutions

In January 2021, the Company entered into an agreement with Piramal Pharma Solutions (“Piramal”) for the fill and finish manufacture of LP-300 drug product at Piramal’s Lexington, Kentucky site in support of future Phase II clinical testing. The agreement, as amended, provides for Piramal to conduct activities in support of the cGMP manufacturing of LP-300, including analytical and process transfer activities, manufacture of cGMP clinical batches, and performance of stability studies on cGMP batches of LP-300 drug product. The Company expects to pay additional amounts to Piramal in future periods in accordance with the payment schedule specified under the Piramal agreement.

VivoPharm

In September 2021, the Company’s Australian subsidiary entered into an agreement with RDDT, a vivoPharm Company Pty Ltd (“vivoPharm”), for multiple preclinical studies, including animal studies, as part of an IND-enabling program for LP-184. The Company expects that additional amounts will be paid to vivoPharm in future periods in accordance with the payment schedule specified under the vivoPharm agreement.

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

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of September 30, 2021 and December 31, 2020. No revenue has been recognized from this grant through September 30, 2021.

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate will collaborate on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. The Company’s director Mr. Kreis is also a director of Actuate. Affiliates of Mr. Kreis hold substantial beneficial ownership interests in both the Company and Actuate. Through September 30, 2021, no revenues have been recognized under the Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. These shares do not have a readily determinable fair value, but will be adjusted for observable price changes, if any, in future periods. There were no adjustments to the carrying amount through September 30, 2021.

Note 5. Leases

The operating lease cost recognized in general and administrative expenses in our consolidated statements of operations was approximately $38,000 and $67,000 for the three and nine months ended September 30, 2021, and approximately $1,000 and $25,000 during the three and nine months ended September 30, 2020.

The following provides balance sheet information related to leases as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Assets
Operating lease, right-of-use asset, net	$219,431	$-
Liabilities
Current portion of operating lease liabilities	$148,960	$-
Operating lease liabilities, net of current portion	92,024	-
Total operating lease liabilities	$240,984	$-

At September 30, 2021, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2021 (remaining 3 months)	$38,698
2022	158,403
2023	53,403
Total minimum lease payments	250,504
Less amount representing interest	(9,520)
Present value of future minimum lease payments	240,984
Less current portion of operating lease liabilities	(148,960)
Operating lease liabilities, net of current portion	$92,024

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

	Right-of-Use Asset	Operating Lease Liability
Balance at January 1, 2021	$-	$-
Additions	274,472	276,603
Amortizations and Reductions	(55,041)	(35,619)
Balance at September 30, 2021	219,431	240,984

Other supplemental information related to operating leases is as follows:

	As of September 30,
	2021	2020
Weighted average remaining term of operating leases (in years)	1.58	-
Weighted average discount rate of operating leases	4.65%	-%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the three and nine months ended September 30, 2021. In August 2019, the Company entered into a leasing agreement for office space in New Jersey. Monthly rent was approximately $2,000, plus electrical utilities. The lease expired on July 31, 2020 and was not renewed. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

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

During the three and nine months ended September 30, 2020, the Company issued zero and 50,460 shares of common stock relating to the exercise of stock options. The shares were issued at a purchase price of $1.03 for total proceeds of $52,000.

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

During the three and nine months ended September 30, 2021, the Company issued zero and 11,782 shares of common stock, respectively, relating to the exercise of stock options. The shares were issued at a purchase price of $1.03 per share for total proceeds of approximately $12,000.

During the three and nine months ended September 30, 2021, the Company issued zero and 19,367 shares of common stock relating to the cash exercise of warrants for total proceeds of approximately $61,000. During the three and nine months ended September 30, 2021 the Company also issued 2,960 and 6,352 shares of common stock relating to the cashless exercise of warrants to purchase 3,832 and 8,047 shares, respectively. All of such warrants were exercisable at an exercise price of $3.13 per share of common stock.

As of September 30, 2021 and December 31, 2020, the Company had 25,000,000 authorized shares of Common Stock, of which 11,186,999 and 6,220,927 shares were issued and outstanding, respectively.

Warrants

The Company had warrants to purchase 298,204 shares of common stock outstanding and exercisable as of September 30, 2021 at a weighted average exercise price of $6.80 per share, and with expiration dates ranging from December 31, 2021 to June 10, 2025. The Company had warrants to purchase 325,618 shares of common stock outstanding and exercisable as of December 31, 2020 at a weighted average exercise price of $6.49 per share, and with expiration dates ranging from December 31, 2021 to June 10, 2025.

Options

The Company recorded stock-based compensation of approximately $224,000 and $716,000 related to stock options during the three and nine months ended September 30, 2021, and $43,000 and $167,000 related to stock options during the three and nine months ended September 30, 2020, respectively. These amounts are allocated between general and administrative and research and development expenses in the accompanying condensed consolidated statements of operations.

A summary of stock option activity under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (the “Plan”) during the nine months ended September 30, 2021 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2020	835,608	$6.41
Granted	-	-
Exercised	(11,782)	1.03
Cancelled or expired	(22,238)	15.00
Outstanding September 30, 2021	801,588	$6.25

Options were exercisable for 663,756 shares of Common Stock at September 30, 2021 at a weighted average exercise price of $4.43.

During the nine months ended September 30, 2020, options to purchase 306,743 shares of common stock were granted, options were exercised to purchase 50,460 shares of common stock, and options relating to 43,166 shares of common stock expired or were canceled.

Note 7. Marketable Securities

At September 30, 2021, marketable securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government & Agency Securities	3,513,894	1	(6,093)	3,507,802
Corporate Bonds	9,741,378	-	(96,597)	9,644,781
Marketable Securities - Debt	$13,255,272	$1	$(102,690)	$13,152,583

Mutual Funds – Fixed Income	4,002,704	5,996	(8,200)	4,000,500
Mutual Funds – Alternative Investments	2,023,154	-	(12,704)	2,010,450
Marketable Securities – Mutual Funds	$6,025,858	$5,996	$(20,904)	$6,010,950

The contractual maturities of the investments classified as Government & Agency Securities and Corporate Bonds are as follows:

As of September 30, 2021
Due within one year	$2,185,149
Due in one to two years	4,908,428
Due in two to five years	6,059,006
$13,152,583

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of September 30, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of September 30, 2021
	Less than 12 months
	Fair Value	Unrealized Loss
Government & Agency Securities	$3,157,732	$(6,093)
Corporate Bonds	9,644,781	(96,597)
Mutual Funds – Fixed Income	1,988,500	(8,200)
Mutual Funds – Alternative Investments	2,010,450	(12,704)
	$16,801,463	$(123,594)

We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of September 30, 2021, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of September 30, 2021 our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our mutual funds – alternative investments were valued using NAV, net asset value per share, under the practical expedient methodology.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 2 or NAV, and we have no financial assets measured using Level 1 or 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of September 30, 2021
Description	Total	Level 1	Level 2	Level 3	NAV*
Government & Agency Securities	3,507,802	-	3,507,802	-	-
Corporate Bonds	9,644,781	-	9,644,781	-	-
Mutual Funds – Fixed Income	4,000,500	-	4,000,500	-	-
Mutual Funds – Alternative Investments	2,010,450	-	-	-	2,010,450
	$19,163,533	$-	$17,153,083	$-	$2,010,450

*	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

Note 9. Notes and Loan Payable

In January 2020, the Company entered into a financing arrangement for commercial insurance with First Insurance Funding. The total amount financed was approximately $66,000 with an annual interest rate of 6.64%, to be paid over a period of ten months. In June 2020, the insurance policy was canceled, and the remaining loan balance was repaid.

On May 1, 2020 (the “Origination Date”), the Company received $108,500 in aggregate loan proceeds (the “PPP Loan”) from JPMorgan Chase Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan was evidenced by a loan application and payment agreement (the “PPP Loan Agreement”) by and between the Company and the Lender. Subject to the terms of the PPP Loan Agreement, the PPP Loan bore interest at a fixed rate of one percent (1.0%) per annum. Payments of principal and interest were deferred for the first six months following the Origination Date, and the PPP Loan provided that it would mature two years after the Origination Date. The guidance under the Paycheck Protection Program was later updated so that payments of principal and interest were extended past the current fiscal year and maturity was extended past two years. The Company applied for forgiveness of the loan, and in April 2021 the Company received notice that the Small Business Administration (SBA) had authorized full forgiveness of the PPP Loan. A gain on loan forgiveness attributed to the PPP Loan of approximately $0 and $110,000 of principal and interest forgiven was recognized during the three and nine months ended September 30, 2021 and included in Other income, net in the accompanying condensed consolidated statements of operations.

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

	Outstanding at September 30,
	2021	2020
Warrants to purchase Common Stock	298,204	332,014
Stock options	801,588	820,608
	1,099,792	1,152,622

Note 11. Subsequent Events

In October 2021, the Company entered into a Statement of Work with Translational Drug Development, LLC (“TD2”) providing for TD2 to serve as the lead contract research organization (CRO) for the Company’s Phase II clinical trial for its product candidate LP-300. The Company expects to pay approximately $6,500,000 to $7,500,000 to TD2 over the next 18 to 24 months in connection with services provided by TD2 as well as clinical trial site and other pass through costs relating to the LP-300 Phase II clinical trial.

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

Overview

We are a clinical stage biotechnology company, focused on leveraging artificial intelligence (“A.I.”), machine learning and genomic data to streamline the drug development process and to identify the patients that will benefit from our targeted oncology therapies. Our portfolio of therapies consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 10 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

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

Additionally, we have one new drug candidate, LP-184, in preclinical development for multiple potentially distinct indications where we are leveraging machine learning and genomic data to streamline the drug development process and to identify the patients and cancer subtypes that will best benefit from the drug, if approved. Our drug candidate, LP-284, the stereoisomer (enantiomer) of LP-184, has shown promising in-vitro anticancer activity in a range of indications that are distinct from LP-184. Our ADC program commenced in early 2021 is aimed at identifying targeted or therapeutic antibodies, utilizing a unique library of linkers to conjugate with LP-184 and other compounds.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $4,054,000 and $8,823,000 for the three and nine months ended September 30, 2021 and $1,702,000 and $3,012,000 for the three and nine months ended September 30, 2020, respectively.

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

As of the date of this report, we believe we have effectively managed the impact of the COVID-19 pandemic on our operations. The timing of non-clinical research studies for our drug candidates by collaborators and service providers slowed during 2020 in connection with the pandemic. Recently, the timing of manufacturing for our LP-300 and LP-184 candidates has been impacted by supply chain delivery issues, which has extended the time to launch our planned Phase II clinical trial for LP-300 and extended the time to commence IND enabling studies for LP-184. In addition, Allarity Therapeutics informed us that enrollment in the Phase II clinical trial for LP-100 slowed during the pandemic. While we believe we have been able to manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted and materially adversely affected in the future by the COVID-19 pandemic, or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

Components of Our Results of Operations

Revenues

We did not recognize revenues for any of the three or nine month periods ended September 30, 2021 and September 30, 2020.

Our research and development costs by project category for the three and nine months ended September 30, 2021 are as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
LP-300	$647,401	$1,457,606
LP-184	891,922	1,947,723
LP-100	1,051,475	1,051,475
ADC Program	177,594	177,594
RADR® Platform	159,868	453,605
Other	36,131	320,317
Total research and development expenses	$2,964,391	$5,408,320

We did not track our research and development costs by project prior to our initial public offering (“IPO”) in June 2020. We have tracked and allocated our research and development costs by project category since the second quarter of calendar 2020.

The category designated as “Other” in the above table includes expenses for the three and nine months ended September 30, 2021 related to our candidate known as LP-284, and amounts relating to LP-100 and our ADC program for periods prior to the third quarter of 2021.

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

Summary Results of Operations for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative	$1,184,486	$1,100,719	$3,671,945	$2,117,290
Research and development	2,964,391	600,769	5,408,320	894,896
Total operating expenses	4,148,877	1,701,488	9,080,265	3,012,186
Loss from operations	(4,148,877)	(1,701,488)	(9,080,265)	(3,012,186)
Interest income	77,219	-	125,108	-
Other income, net	17,679	-	132,402	-
NET LOSS	$(4,053,979)	$(1,701,488)	$(8,822,755)	$(3,012,186)

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

General and Administrative Expenses

General and administrative expenses increased approximately $84,000, or 7.6%, from approximately $1,101,000 for the three months ended September 30, 2020 to approximately $1,185,000 for the three months ended September 30, 2021. The increase was primarily attributable to increases in business and corporate development expense of approximately $53,000, increases in legal and patent related fees of approximately $72,000, and increases in general and administrative related stock option expense of approximately $80,000. This was partially offset by net decreases in other expense of approximately $121,000.

Research and Development Expenses

Research and development expenses increased approximately $2,363,000, or 393%, from approximately $601,000 for the three months ended September 30, 2020 to approximately $2,964,000 for the three months ended September 30, 2021. The increase was primarily attributable to increases in product candidate manufacturing related expenses of approximately $1,113,000 and an increase of $1,000,000 related to the upfront payment to Allarity under the Allarity Asset Purchase Agreement, which payment was a nonrecurring expense. Other research and development expenses had a net increase of approximately $250,000 related to increasing development of the Company’s drug candidates and ADC programs.

Interest and Other Income

Interest income increased approximately $77,000 from zero for the three months ended September 30, 2020 to approximately $77,000 for the three months ended September 30, 2021. This increase was attributable to investments in marketable securities entered into during the nine months ended September 30, 2021. Other income, net increased approximately $18,000 from zero for the three months ended September 30, 2020 to approximately $18,000 for the three months ended September 30, 2021. This increase was primarily attributable to dividend income of approximately $33,000 which was partially offset by unrealized losses on investments of approximately $15,000.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

General and Administrative Expenses

General and administrative expenses increased approximately $1,555,000, or 73%, from approximately $2,117,000 for the nine months ended September 30, 2020 to approximately $3,672,000 for the nine months ended September 30, 2021. The increase was primarily attributable to increases in business and corporate development expense of approximately $324,000, increases in legal and patent related fees of approximately $277,000, increases in general and administrative related stock option expense of $216,000, corporate insurance expense increases of approximately $653,000, and net increases in other expense of approximately $85,000.

Research and Development Expenses

Research and development expenses increased approximately $4,513,000, or 504%, from approximately $895,000 for the nine months ended September 30, 2020 to approximately $5,408,000 for the nine months ended September 30, 2021. The increase was primarily attributable to increases in product candidate manufacturing related expenses of approximately $1,985,000 and an increase of $1,000,000 related to the upfront payment to Allarity under the Allarity Asset Purchase Agreement, which payment was a nonrecurring expense. Other research and development expenses had a net increase of approximately $1,528,000 related to increasing development of the Company’s drug candidate and ADC programs.

Interest and Other Income

Interest income, net increased approximately $125,000 from zero for the nine months ended September 30, 2020 to approximately $125,000 for the nine months ended September 30, 2021. This increase was attributable to investments in marketable securities entered into during the nine months ended September 30, 2021. Other income, net increased approximately $132,000 from zero for the nine months ended September 30, 2020 to approximately $132,000 for the nine months ended September 30, 2021. This increase was primarily attributable to a gain on loan forgiveness attributable to the PPP Loan of approximately $110,000 and dividend income of approximately $38,000. This was partially offset by unrealized losses on investments of approximately $16,000.

Liquidity and Capital Resources

We incurred net losses of approximately $4,054,000 and $8,823,000 for the three and nine months ended September 30, 2021 and net losses of approximately $1,702,000 and $3,012,000 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had working capital of approximately $74,551,000 and as of December 31, 2020 we had working capital of approximately $19,685,000.

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

As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $54,669,000 and $19,229,000, respectively. Based on our anticipated expenditures and capital commitments as of the date of this report, we believe that our existing cash and cash equivalents as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Nine Months ended September 30,
	2021	2020
	(Unaudited)
Net cash flows used in operating activities	$(8,552,515)	$(4,083,564)
Net cash flows used in investing activities	(19,296,628)	(11,145)
Net cash flows provided by financing activities	64,288,931	23,665,221
Net increase in cash and cash equivalents	$36,439,788	$19,570,512

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was approximately $8,553,000 compared to approximately $4,084,000 for the nine months ended September 30, 2020. The increase in net cash used in operating activities was primarily the result of the increase in the net loss for the nine months ended September 30, 2021.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was approximately $19,297,000 compared to approximately $11,000 for the nine months ended September 30, 2020. The increase in net cash used in investing activities was primarily due to investments in marketable securities during the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities was approximately $64,289,000 during the nine months ended September 30, 2021, attributable primarily to net proceeds from our equity financing in January 2021. Net cash provided by financing activities during the nine months ended September 30, 2020 was approximately $23,665,000, attributable primarily to net proceeds from our initial public offering.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we commence our clinical trials of LP-300 and LP-184, advance clinical development of LP-100, pursue development of our other drug candidates, and seek potential future marketing approval for our drug candidates which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended September 30, 2021. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in our consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of September 30, 2021, and as of December 31, 2020 we had no long-term debt outstanding, other than our PPP Loan Agreement entered into in May 2020. In April 2021 we received notice that the Small Business Administration (SBA) had authorized full forgiveness of the PPP Loan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

As a Smaller Reporting Company we are exempted from the requirements of Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

Exercise of Warrants

In July 2021, a warrant holder acquired 2,960 shares of common stock pursuant to the cashless exercise of a warrant to purchase 3,832 shares. The warrant was exercisable at an exercise price of $3.13 per share of common stock. The issuance of common shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The recipient of the shares represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed regarding the stock issued in this transaction. The sale of these securities was made without any general solicitation or advertising.

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

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 17, 2020

3.2	By-Laws	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed April 16, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

101.INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: November 1, 2021	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: November 1, 2021	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer