Form 10-K
period 2021-12-31
Lantern Pharma Inc.
filed 2022-03-10
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $121,719,704.

As of March 1, 2022, the registrant had 10,780,490 shares of common stock, $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2021 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future preclinical studies and clinical trials, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” "objective," “aim,” "upcoming," “should,” ‘will” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements relating to:

●	the potential advantages of our RADR® platform in identifying drug candidates and patient populations that are likely to respond to a drug candidate;

●	our strategic plans to advance the development of any of our drug candidates;

●	our strategic plans to expand the number of data points that our RADR® platform can access and analyze;

●	our research and development efforts of our internal drug discovery and development programs and antibody drug conjugate (ADC) development program and the utilization of our RADR® platform to streamline the drug development process;

●	the initiation, timing, progress, and results of our preclinical studies or clinical trials on any of our drug candidates;

●	our intention to leverage artificial intelligence, machine learning and genomic data to streamline the drug development process and to identify patient populations that would likely respond to a drug candidate;

●	our plans to discover and develop drug candidates and to maximize their commercial potential by advancing such drug candidates ourselves or in collaboration with others;

●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash and cash equivalents;

●	our ability to secure sufficient funding and alternative source of funding to support our existing and proposed preclinical studies and clinical trials;

●	our estimates regarding the potential market opportunity for our drug candidates we or any of our collaborators may in the future develop;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our expectations related to future expenses and expenditures;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	the potential impact that COVID-19 may have on our business plans;

●	our ability to source our needs for skilled labor in the fields of artificial intelligence, genomics, biology, oncology and drug development; and

●	the impact of government laws and regulations on the development and commercialization of our drug candidates and ADC development program.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to the following:

●	We have a limited operating history and have never generated any revenues other than from research grants, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

●	We have limited experience in drug discovery and drug development and may not receive regulatory approval to market our drug candidates.

●	Our business strategy to rescue previously failed drug candidates may not be successful, and important issues relating to safety and efficacy remain to be resolved for all of our drug candidates. Our strategy also involves risks and uncertainties that differ from other biotechnology companies that focus solely on new drug candidates that do not have a history of failed clinical trials.

●	We may depend on enrollment of patients with specific genomic or biomarker signatures in our clinical trials in order for us to continue development of our drug candidates. If we are unable to enroll patients with specific genomic or biomarker signatures in our clinical trials, our research, development and commercialization efforts could be adversely affected.

●	Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

●	Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

●	Our RADR® platform may fail to help us discover and develop additional potential drug candidates.

●	Any failure by us to comply with existing regulations could harm our reputation and operating results.

●	Our inability to obtain and retain sufficient clinical trial liability insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit our ability to conduct clinical trials for drug candidates we develop.

●	Even if we are successful in completing all preclinical studies and clinical trials, we may not be successful in commercializing one or more of our drug candidates.

●	If our drugs do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

●	Failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad.

●	Any drug candidate that we obtain marketing approval for could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drugs, when and if any of them are approved.

●	Even if we obtain regulatory approvals to commercialize LP-184, LP-300, LP-100 or our other drug candidates, our drug candidates may not be accepted by physicians or the medical community in general.

●	Healthcare reform measures could hinder or prevent our drug candidates’ commercial success.

●	Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our drug candidates, and we intend to rely on third parties to produce commercial supplies of any approved drug candidate. Therefore, our development of our drugs could be stopped or delayed, and our commercialization of any future drug could be stopped or delayed or made less profitable if third party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug products in sufficient quantities or at acceptable prices.

●	We, or third-party manufacturers on whom we rely, may be unable to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing approved drugs, if any.

●	We have obtained statistical data, market data and other industry data and forecasts used throughout this report from market research, publicly available information and industry publications which we believe are reliable but have not been verified by any third party.

●	We or our licensors may become involved in lawsuits to protect or enforce our patent rights or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

●	We may be subject to claims by third parties asserting that our employees, consultants, contractors or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

●	Our stock price has been volatile and thinly traded, which may impair your ability to sell your shares.

●	If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

●	We may be at risk of securities class action litigation.

●	Our certificate of incorporation and our by-laws, and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

v

PART I

Item 1. Business

Overview

We are a clinical stage biotechnology company, focused on leveraging artificial intelligence (“A.I.”), machine learning and genomic data to streamline the drug development process and to identify the patients that will benefit from our targeted oncology therapies. Our portfolio of therapies consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 18 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

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

A key component of our strategy is to target specific cancer patient populations and treatment indications identified by leveraging our RADR® platform, a proprietary A.I. enabled engine created and owned by us. We believe the combination of our therapeutic area expertise, our A.I. expertise, and our ability to identify and develop promising drug candidates through our collaborative relationships with research institutions in selected areas of oncology gives us a significant competitive advantage. Our RADR® platform was developed and refined over the last five years and integrates millions of data points immediately relevant for oncology drug development and patient response prediction using artificial intelligence and proprietary machine learning algorithms. By identifying clinical candidates, together with relevant genomic and phenotypic data, we believe our approach will help us design more efficient preclinical studies, and more targeted clinical trials, thereby accelerating our drug candidates’ time to approval and eventually to market. Although we have not yet applied for or received regulatory or marketing approval for any of our drug candidates, we believe our RADR® platform has the ability to reduce the cost and time to bring drug candidates to specifically targeted patient groups. We believe we have developed a sustainable and scalable biopharma business model by combining a unique, oncology-focused big-data platform that leverages artificial intelligence along with active clinical and preclinical programs that are being advanced in targeted cancer therapeutic areas to address today’s treatment needs.

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

Our current portfolio consists of four compounds and an Antibody Drug Conjugate (ADC) program: two drug candidates in clinical phases, one in preclinical studies and one candidate and our ADC program in research optimization. One of the two drug candidates in clinical development, LP-100, was previously out-licensed by us to Allarity Therapeutics A/S. In July 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for LP-100 from Allarity. All of these drug candidates and our ADC program are leveraging precision oncology, A.I. and genomic driven approaches to accelerate and direct development efforts. We currently have two drug candidates in clinical development, LP-100 and LP-300, where we are leveraging data from prior preclinical studies and clinical trials, along with insights generated from our A.I. platform, to target the types of tumors and patient groups we believe will be most responsive to the drug. Both LP-100 and LP-300 showed promise in important patient subgroups, but failed pivotal Phase III trials when the overall results did not meet the predefined clinical endpoints. We believe that this was due to a lack of biomarker-driven patient stratification. LP-300 has been studied in multiple randomized, controlled, multi-center non-small cell lung cancer, or NSCLC, trials that included administration of either paclitaxel and cisplatin and/or docetaxel and cisplatin, and we are currently preparing LP-300 for the launch of a targeted phase II trial, in never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. LP-100 is in a Phase II clinical trial in metastatic, castration-resistant, prostate cancer that was previously managed by Allarity Therapeutics. As a result of the Asset Purchase Agreement we entered into with Allarity in July 2021, we obtained full authority to manage and guide future clinical development and commercialization of LP-100.

Additionally, we have one new drug candidate, LP-184, in preclinical development for multiple potentially distinct indications where we are leveraging machine learning and genomic data to streamline the drug development process and to identify the patients and cancer subtypes that will best benefit from the drug, if approved. Subject to regulatory clearance to move forward under a future IND application, we are planning a Phase I clinical trial for LP-184 to begin later in 2022. Our drug candidate, LP-284, the stereoisomer (enantiomer) of LP-184, has shown promising in-vitro anticancer activity in a range of hematological cancers, which are distinct from the indications targeted by LP-184. Our ADC program commenced in early 2021 is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds.

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

As part of our overall growth strategy, we plan to grow our pipeline by identifying new drug candidates and pursuing potential indications for LP-184, LP-300, and LP-100 while leveraging our RADR® platform. We are also pursuing the identification and design of potential combination therapies in cancer for our compounds by leveraging our RADR® platform to analyze synergistic genomic networks and biological pathways with other currently approved drugs.

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

As of March 2022, we own or control over 80 active patents and patent applications across 14 patent families whose claims are directed to our drug candidates and what we plan to do with our drug candidates. We have in-licensed or acquired patents from AF Chemicals, and BioNumerik that are directed to the compounds, LP-100, LP-184 and LP-300. Additionally, we have also filed patent applications to further enhance, and extend the use of these in-licensed compounds. Our 14 patent families are directed to our drug candidates, their usage, manufacturing and other matters. These matters are essential to precision oncology and relate to: (a) uniquely powerful, data-driven, biologically relevant biomarker signatures, (b) patient selection and stratification approaches that rely on prediction of response derived from these signatures and, (c) the ability to develop novel, combination therapy approaches with existing therapeutics.

Our Drug Candidate Pipeline

One of the ways we are building our drug candidate pipeline is by in-licensing clinical stage drug candidates that may have been discontinued for development. We use our RADR® platform to assist in analyzing prior clinical research conducted by others to identify small-molecule oncology drug candidates that have (i) a well-tolerated profile evidenced by completion of phase I clinical trials, and (ii) demonstrated at least limited antitumor or anticancer activity in clinical trials. We intend to advance the drug candidates in our pipeline as potential precision medicine treatments for cancer. Our targeted development workflow includes preclinical studies where drug activity and associated gene signatures are identified, in part through strategic collaborations with some of the top academic institutions and clinical translational centers in the world. Using this collaborative approach, together with innovative observations from our RADR® platform, we intend to develop and add drug candidates to our pipeline with the objective of treating the right patient populations with the right oncology therapies.

We use our RADR® platform to identify potential biomarkers for patient response to a drug candidate and we further intend to validate the selected drug candidate and potential associated biomarkers by conducting small, focused early phase clinical trials. We intend to create various exit opportunities for each drug candidate that progresses successfully. For each drug candidate that progresses, along with its newly identified biomarker diagnostic potential for drug response, we intend to partner, out-license, or internally develop the drug.

Our current pipeline of development programs involves four small molecule drug candidates: LP-100, LP-300, LP-184, and LP-284, and an Antibody Drug Conjugate (ADC) program.

●	LP-100 (6-Hydroxymethylacylfulvene or irofulven) LP-100 is in a Phase II clinical trial in metastatic, castration-resistant, prostate cancer

●	LP-300 (Sodium 2,2’-disulfanediyldiethanesulfonate) (Tavocept®) We are currently advancing LP-300 towards launch of a phase II clinical trial, in combination with chemotherapy in never-smokers with NSCLC adenocarcinoma who are chemonaïve and relapsed while on tyrosine kinase inhibitor (TKI) therapy.

●	LP-184. ( (-) hydroxyureamethylacylfulvene) LP-184 is a synthetic small molecule drug with nanomolar potency that preferentially damages DNA in cancer cells overexpressing specific biomarkers. We are advancing LP-184 towards the launch of a phase I clinical trial later in 2022.

●	LP-284. ( (+) hydroxyureamethylacylfulvene) LP-284, the stereoisomer (enantiomer) of LP-184, has shown promising in-vitro anticancer activity in a range of hematological cancers, which are distinct from the indications targeted by LP-184

●	ADC Program. Based on the recognition of antibody drug conjugates as a promising therapeutic approach for cancer treatment, and one that has growing interest due to the potential to increase targeted cancer cell death, we initiated an ADC program in early 2021.

We currently have an existing IND in the U.S. for LP-300 that was transferred to us as part of our in-licensing and agreement with BioNumerik to acquire the rights to the compound. There is currently no active IND in the U.S. for LP-100, LP-184 and LP-284.

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

Analysts estimate that this shift from traditional screening, and trial-based studies to leveraging in silico, data and A.I. methodologies has driven a significant increase in the spending on A.I. by the biopharma and drug discovery community to approximately $4 billion by 2021, increasing by about 40% annually from $730 million in 2019 according to PMLive and Global Market Insights. As a result of these trends and changes in the R&D model in biopharma, we believe that we, and companies that are using data-centric and A.I. centric approaches to drug discovery and development, are in an ideal position to benefit from this industry shift that has the potential to help deliver drugs to the right patients faster, with a higher degree of personalization and a potentially lower amount of average costs in the development cycle.

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

Predicting optimal drug responses in cancer patients requires the identification and validation of predictive biomarkers. Our RADR® platform seeks to identify biomarkers to assist in selecting patients who have the highest likelihood to respond to our drug candidates. For example, the targeted indications for our drug candidate LP-184 were chosen in part because they are known to highly express the protein coding gene PTGR1. Our planned clinical trial for LP-184 is intended to provide additional information regarding biomarkers related to LP-184’s molecular and cellular targets. This method of using and validating targeted biomarkers during development and then using these biomarkers during clinical trials can lead to shortening of the development timeline and compression of costs associated with oncology drug development.

Similarly, we believe LP-300 targets molecular pathways that are more common in never smokers than in other groups and also targets kinases involved in key signaling pathways involving enzymes critical for DNA synthesis and repair, such as Excision Repair Cross-Complementation Group 1 (ERCC1), Ribonucleotide Reductase 1 (RNR1), Ribonucleotide Reductase 2 (RNR2), as well as enzymes and proteins important in regulating cell redox status, such as Thioredoxin (TRX), Peroxiredoxin (PRX), Glutaredoxin (GRX), and Protein Disulfide Isomerase (PDI).

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

Our RADR® Platform Workflow

Our RADR® platform’s proprietary workflow involves preliminary statistical analysis on approximately 18,000 features typically from whole transcriptomic datasets reducing the set to approximately 2,000 features. This is followed by gene filtering via biological and statistical methodologies yielding approximately 200 significant genes. The platform currently contains 6 feature selection methods and 13 machine learning methods to analyze the drug and omics data, in order to fine tune the model and get better and improved prediction accuracy. Feature selection ensures that genes that do not contribute to response prediction are excluded from the output dataset. The prediction component subsequently applies an A.I.-driven reduction algorithm to the previously filtered genes generating a targeted set of typically less than 50 candidate biomarkers predictive of response to a particular molecule.

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

The value of the platform architecture is derived from its validation through the analysis of over 18 billion oncology-specific clinical and preclinical data points, more than 154 drug-cancer interactions, and over 100,000 patient records from 16 databases, one of which is our internal database. Our long-term objective is to collect and analyze over 25 billion oncology-specific clinical and preclinical data points to further enhance the prediction power of our RADR® platform. We use cancer cell line gene expression profiles and drug sensitivity data (IC50) as one of its input types. In a population of 10 case studies our platform was able to distinguish responders from non-responders with an average historical accuracy of over 80%. We have also used our platform to generate genetic signatures that we believe to have applicability for the majority of FDA approved drug-tumor indications. External validation, through retrospective data analysis, of patient datasets from 10 independent clinical studies achieved an average response prediction accuracy greater than 80%, and internal analysis of 120 drug-tumor interactions in cell lines achieved an accuracy of greater than 85%.

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

In late 2021, the Code Ocean Platform, a secure cloud-based computing environment manager, was integrated into RADR®. The Code Ocean environment has upgraded RADR®’s data organization, synchronization, scalability and accessibility. These architecture changes have enhanced the reproducibility of RADR® aided insights and analysis and created an environment that improves the ability to collaborate and share insights within Lantern and with Lantern’s collaborators.

Actuate Therapeutics Collaboration Utilizing RADR Platform

In May 2021, we entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, we are collaborating with Actuate on utilization of our RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, we received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts.

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

As part of our growth strategy, we plan to:

●	Pursue existing indications for both LP-184 and LP-300, leveraging our RADR® platform to refine and optimize our trial design and biomarker signatures that correlate to potential patient response.

●	Expand our pipeline by identifying new drug candidates that have either been abandoned or have failed in late stage clinical trials, and have the potential to benefit from a precision medicine approach that leverages our expertise and A.I. platform.

●	Identify and design potential combination therapy approaches to use our compounds in conjunction with currently approved drugs by leveraging our RADR® platform to analyze and uncover synergistic mechanisms and biological pathways using genomics and machine learning.

●	Increase the number of data points powering our RADR® A.I. platform from more than the current 18 billion to approximately 25 billion by the end of 2022.

●	Advance the algorithms, methodologies and models that underlie our computational and machine learning platform to improve the predictive power, and to develop additional capabilities that are focused on accelerating or de-risking oncology drug development.

●	Pursue collaborations and partnerships with other biotech and pharma companies where our A.I. and precision oncology expertise can be used to de-risk or accelerate development programs and where our stockholders can receive a significant economic benefit.

●	Continue to develop and patent intellectual property and advance our intellectual property portfolio associated with both fundamental patents and patents associated with precision, patient stratified, targeted therapies and genomic or biomarker signatures.

●	Continue to select and launch additional clinical development program.

LP-300

General Overview

We are currently advancing LP-300 towards launch of a Phase II clinical trial (the “HARMONIC™ Study”) of LP-300 in combination with carboplatin and pemetrexed in never smoker patients with relapsed advanced primary adenocarcinoma of the lung after treatment with tyrosine kinase inhibitors (TKIs).

LP-300 is a cysteine-modifying molecular entity that works to modulate multiple cellular pathways simultaneously and is a potential combination agent for targeted indications in NSCLC. LP-300 is a small molecule (molecular weight 326.4 Da) that was in-licensed from BioNumerik Pharmaceuticals, Inc. in May 2016, and subsequently acquired by us in 2018. We are focused on repositioning LP-300 as a potential combination therapy for non-smoking (or never-smoker) NSCLC patients with histologically defined adenocarcinoma. Since obtaining LP-300 rights from BioNumerik, we have not yet conducted further clinical testing of LP-300. Prior clinical trials conducted by BioNumerik for LP-300 did not meet their primary clinical endpoints, and at least one or more future clinical trials that meet their pre-specified primary endpoints with statistical significance will be required before we can obtain a regulatory marketing approval, if any, to commercialize LP-300. Safety and efficacy determinations are solely within the authority of the FDA in the U.S. or other regulatory agencies in other jurisdictions. Currently there is no approved therapy specifically for the growing indication of never-smokers with NSCLC, and female never smokers appear to be uniquely responsive to LP-300. With both chemosensitizing and chemoprotective activity, LP-300 has potential as a combination agent or adjuvant in front line, second line or salvage therapy in newly diagnosed, relapsed, metastatic or advanced NSCLC for overall survival enhancement and toxicity alleviation from primary chemotherapy or standard of care. We are currently in the early stages of defining a specific biomarker signature that correlates with heightened sensitivity to LP-300. We believe that this signature may help accelerate the clinical development of LP-300 and has the potential to guide patient selection for targeted clinical trials.

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

LP-300 Chemical Structure

Upcoming LP-300 Phase II Clinical Trial

We are preparing to launch a Phase II clinical trial (the “HARMONIC™ Study”) of LP-300 in combination with carboplatin and pemetrexed in never smoker patients with relapsed advanced primary adenocarcinoma of the lung after treatment with tyrosine kinase inhibitors. Our purpose in conducting the study is to determine the potential clinical advantages for this drug combination in the study-defined patient population.

The trial is designed as a multicenter, open label, Phase II trial with planned enrollment of approximately 90 patients. Patients who are never smokers with lung adenocarcinoma and have relapsed after prior treatment with tyrosine kinase inhibitors will be eligible for enrollment. Following a six-patient safety lead-in stage, the trial will consist of randomization in a 2:1 allocation ratio to one of two arms: Arm A (consisting of carboplatin, pemetrexed, and LP-300) or Arm B (consisting of carboplatin and pemetrexed).

The primary objective of this study is to determine progression-free survival and overall survival in the study-defined patient population when co-administered LP-300 with combination chemotherapy (carboplatin and pemetrexed) versus carboplatin and pemetrexed alone. The secondary objectives of the study are to evaluate tumor response measured by objective response rate, duration of objective response, and clinical benefit rate. We will also determine any associations between the efficacy endpoints and patient biomarkers (e.g., circulating tumor DNA and tumor genome characteristics) as an exploratory objective. Other exploratory objectives for the study may include evaluating quality of life in all patients and performance of patients based on the type, duration, and number of tyrosine kinase inhibitors received.

Key Findings from Prior LP-300 Clinical Trials

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

Rationale Behind LP-300 Rescue and Repositioning Efforts

Based on the results from the prior Phase III NSCL adenocarcinoma trial, we are preparing to launch a new LP-300 Phase II clinical trial to target the subpopulation of never smokers with adenocarcinoma that saw strong benefit in the previous Phase III trial. Although the incidence of never-smokers with NSCLC is rising currently there is no approved therapy specifically for the growing indication of never-smokers with NSCLC. Preclinical observations support that LP-300 preferentially modulates ALK and EGFR, two commonly mutated genes in non-smokers with adenocarcinoma. Based on the findings from the previous Phase III NSCL adenocarcinoma trial, it is possible that the benefits of combining LP-300 with standard of care chemotherapy could be further improved by identifying additional molecular biomarkers in patients who respond well to LP-300 combination treatment. We continue to seek additional opportunities for LP-300. Some of our considerations include a never smoker population with a specific genetic signature that correlates to increased LP-300 sensitivity.

Disease Background and Opportunity

Lung cancer remains one of the most common and deadly cancers worldwide. Lung cancer accounts for 13% of all new cancer diagnoses, but 25% of all cancer deaths. Lung cancer kills more people annually than cancers of the breast, prostate, colon, liver, kidney, pancreatic, and melanoma combined. The American Cancer Society’s estimates for lung cancer in the US for 2022 are:

●	Approximately 236,740 new cases of lung cancer (117,910 in men and 118,830 in women)

●	Approximately 130,180 deaths from lung cancer (68,820 in men and 61,360 in women)

The most common type of lung cancer is called non-small cell lung cancer (“NSCLC”), which represents about 84% of all lung cancer.

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

Lung cancer is the most common cause of global cancer-related mortality, leading to over a million deaths each year and adenocarcinoma is its most common histological subtype. Worldwide, lung cancer occurred in approximately 2.2 million patients in 2020 and caused an estimated 1.8 million deaths. NSCLC is described as any type of epithelial lung cancer other than small cell lung cancer (“SCLC”). The 5-year survival rate for NSCLC is 25%.

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

In the US in 2021, there were an estimated 15,750 diagnosed cases of NSCLC in female non-smokers, accounting for approximately 6.7% of all lung cancer cases. Globally in 2021, there were an estimated 147,027 adenocarcinoma cases of NSCLC in female non-smokers. Due to the specificity of this indication, it may be possible to classify it as a rare disease. When attempting to explain some gender susceptibility differences, research has demonstrated that women with NSCLC tend to be:

●	Younger;

●	Asian;

●	2-3 times more likely to be non-smokers;

●	more likely to develop adenocarcinoma and;

●	more likely to have metastatic disease.

The high rate of adenocarcinomas in non-smoking women suggests the possible existence of other etiological factors in addition to smoking. Some factors that have been considered include gender-specific genetic alterations and predispositions, passive smoke effects, different nicotine metabolism in women, occupational exposure, diet, and chronic obstructive pulmonary disease. Based upon 2018 estimates published by Global Cancer Observatory and 2021 estimates published by the American Cancer Society, below is an overview of relevant potential patient population and market sizes that we believe LP-300 could address, if approved:

Lung cancer	Global	US
Total 2021 lung cancer estimated incidence (new cases)	2,210,000	236,740
NSCLC incidence (~84% of all lung cancer cases)	1,856,400	198,862
NSCLC adenocarcinoma incidence (~60% of all NSCLC)	1,113,840	119,317
Never-smokers estimate (~15% of adenocarcinoma)	167,076	17,898
Female never-smoker estimate (~66% of never-smokers with lung cancer are female)	110,270	11,813
Total Potential Patient Segment in New Lung Cancer	5% - 8%	5% - 8%

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

The identification of gene mutations in lung cancer has led to the development of molecularly targeted therapy to improve the survival of subsets of patients with metastatic disease. In particular, genetic abnormalities in EGFR, MAPK, and PI3K signaling pathways in subsets of NSCLC may define mechanisms of drug sensitivity and primary or acquired resistance to tyrosine kinase inhibitors (TKIs). To date, approximately 21 TKIs have been approved for use in treating NSCLC with identified tyrosine kinase (TK) mutations; the TKs targeted by these inhibitors include EGFR, ALK, ROS1, BRAF/MEK, RET, and MET. If patients are found to have specific TK mutations to which inhibitors are known to respond, treatment with such TKIs is currently standard-of-care for this population of advanced NSCLC. Most tumors will respond to initial treatment with TKIs, exhibiting tumor shrinking or delayed progression. Unfortunately, most patients will eventually develop resistance to the inhibitory effects of initial used inhibitors. Therefore, second- or third-line therapy often involves treatment with alternate inhibitors targeting the same kinase but with differing mutations. Such treatment again is often initially successful, but further kinase mutations, or mutations arising in different kinases, often leads to relapse and the need to switch to alternative treatment schemes. This next therapy usually involves chemotherapy (often carboplatin plus pemetrexed), sometimes used in combination with immunotherapy, or enrollment in clinical trials testing new treatment approaches.

We believe it is important to pursue the development of novel therapies and combinations thereof that can substantially improve patient survival and quality of life by potentiating the antitumor activity of chemotherapy treatment while protecting against chemotherapy-induced toxicity.

Market Opportunity

Most never-smoker patients with lung cancer are women, and adenocarcinoma is the most common type. Non-smoker patients with non-small-cell lung cancer (“NSCLC”) generally have a better response to inhibitors of epidermal-growth-factor receptor (EGFR) tyrosine kinase, including without limitation gefitinib and erlotinib, than do those with a history of tobacco smoking. Studies have identified differences in chromosomal aberrations, genetic polymorphisms, gene mutations, and methylation status between lung cancer in non-smokers and tobacco-associated lung cancer. These clinical and biological differences suggest that the two cancers have overlapping but unique pathways of carcinogenesis. The EGFR mutation is one of the most important genetic change in lung cancer in people who have never smoked because it is more common in lung cancer in never-smokers than in tobacco associated lung cancer and is associated with greater therapeutic benefit from inhibitors of EGFR. Other alterations associated with never-smokers include mutations, fusions or amplifications in ALK, ROS1, RET and MET genes. Based upon published articles in CA: Cancer Journal for Clinicians and Nature Review Cancer, incidence in never-smokers is 10% to 15% of all lung cancers and globally, NSCLC in never-smokers comprises 15% to 20% of cases in men and greater than 50% in women. In Asia, never-smokers with NSCLC are 60% to 80% women and 20% to 40% men.

We are focused on advancing LP-300 as a potential combination therapy for non- or never smoking NSCLC patients with adenocarcinoma by leveraging our A.I. platform to help uncover the genomic and biomarker networks that are associated with response in the never-smoker and non-smoker groups.  Additionally, through our early, preclinical work to define a gene signature that correlates with heightened sensitivity to LP-300, we believe there is potential to further expand the indication to include all NSCLC patients that have this identified genetic profile in their cancer. Currently there is no approved therapy specifically for the growing indication of never-smokers with NSCLC, and female never smokers appear to be uniquely responsive to LP-300. If successful, LP-300 could provide improved patient benefit in terms of improved survival, and secondarily through the concurrent prevention and mitigation of common and serious chemotherapy-induced toxicities.

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

The following key mechanisms have been observed to support our belief that LP-300 has potential to play an important role in the treatment of females and never smokers with NSCLC adenocarcinoma. We believe these mechanisms help to explain the retrospective subgroup observations for females and never smokers receiving LP-300 together with cisplatin and paclitaxel in the Phase III NSCLC adenocarcinoma trial:

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

LP-184

General Overview

LP-184 (hydroxyureamethylacylfulvene) is a small molecule that preferentially damages DNA in cancer cells that overexpress certain biomarkers or that harbor mutations in DNA repair pathways. LP-184 is converted into an active alkylating agent by the enzyme prostaglandin reductase 1 (PTGR1), which is overexpressed in many tumor types that are resistant to current standard of care treatments. The FDA has granted LP-184 Orphan Drug Designation for the treatment of pancreatic cancer, glioblastoma and ATRT (Atypical Teratoid Rhabdoid Tumors). We believe cancer cells are less likely to develop resistance to LP-184 because of its mode of action that is independent of efflux pumps and oncogene/tumor suppressor mutations. We also believe that LP-184 has the potential to address a significant unmet need in the current treatment landscape for multiple important cancer types.

LP-184 has nanomolar potency and it is a member of a new generation of acylfulvenes, a family of naturally-derived anticancer drug candidates. Earlier generations of acylfulvenes showed great promise in preclinical studies, but were hampered in human clinical studies because of the inability to deliver effective therapeutic doses due to unacceptable toxicities to normal cells. In preclinical studies, LP-184 has shown significantly enhanced antitumor activity as compared to earlier generation acylfulvenes. In addition, we have used our RADR® platform, together with work of collaborators, to develop a patient-specific biomarker test we believe will be predictive of LP-184’s anticancer activity in targeted patient populations. The chemical structure of LP-184 is depicted below.

LP-184 Chemical Structure

Planned Phase I Clinical Trial for LP-184

We are advancing LP-184 towards a Phase I clinical trial in patients with late-stage solid tumors, and we expect to include patients with pancreatic, breast, lung, bladder, prostate, and ovarian cancers with high expression of the protein coding gene PTGR1 (Prostaglandin Reductase 1). We expect to include up to 40 patients in the Phase 1A portion of the study from up to four clinical sites. Expansion to additional sites will be considered based on the enrollment rate of the study. Patient eligibility will be determined based on the presence of DNA damage repair deficient (DDR) mutations in specific identified genes. For the Phase 1A (dose escalation safety) portion of the study, all-comer solid tumor patients with known DDR mutations based on genetic profiling are expected to be included.

Upon completion of enrollment in Phase IA and analysis of patient safety, PK, and therapeutic data, we, together with the clinical investigators participating in the study, will review the study data package to determine the recommended dose to be used in further clinical testing of LP-184.

LP-184 Development Opportunities

LP-184 in Pancreatic Cancer

Pancreatic cancer is the 4th leading cause of cancer death in the U.S. Despite rigorous highly cytotoxic therapies and a few approved targeted therapies, typical life expectancy for advanced pancreatic cancer remains below 1 year, leaving a large number of patients with no additional treatment options. LP-184 has demonstrated significant potency in multiple preclinical studies focused on pancreatic cancer, and we are positioning LP-184 for areas of high unmet need in genetically targeted pancreatic cancers.

Data and observations supporting the development of LP-184 for pancreatic cancer include the following:

●	We believe LP-184 acts by selectively damaging DNA in tumors that express high levels of the enzyme PTGR1 – which occurs in several solid tumors. Analysis with our data platform, RADR®, indicates that 35-40% of pancreatic tumors overexpress PTGR1.

●	Preclinical studies have shown significant and targeted anti-tumor effects of LP-184, even in pancreatic cancers that are resistant to standard-of-care drugs.

●	Pancreatic tumors with DNA-damage repair deficiencies were significantly more sensitive (by two times) to LP-184 in preclinical studies. This and other observations support LP-184's potential as a synthetic lethal agent in many HRD (homologous recombination deficient) and NERD (nucleotide excision repair deficient) cancers.

●	LP-184, demonstrated significant and rapid pancreatic tumor shrinkage, by over 90%, in in-vivo mouse models in 8 weeks. In comparison, the tumors in the untreated mice grew by over eleven-fold in volume during the same 8 week period.

●	Additional positive preclinical data on the efficacy and potency of LP-184 was gathered from 6 pancreatic cancer cell lines, and an additional 5 patient-derived xenograft (PDX) ex-vivo tumor models. Significant reduction of cancer cells and cancer cell growth was observed across all pancreatic cancer cell lines and PDX models that were tested in the study with IC50 values in the nanomolar range (45-270 nM).

●	Our A.I. based identification of the key gene in the drug mechanism-of-action for LP-184 was validated by leveraging gene-editing (CRISPR) technology to validate PTGR1 as a fundamental driver of tumor sensitivity and cancer cell death.

●	LP-184 treatment of 2 PDX models for HR deficient pancreatic cancer in preclinical studies resulted in 110-140% tumor growth inhibition.

●	In August 2021, the FDA granted LP-184 Orphan Drug Designation for the treatment of pancreatic cancer.

LP-184 in Glioblastoma

Glioblastoma is an aggressive type of cancer that begins in the brain and accounts for more than half of all brain cancers. Glioblastoma has an overall five-year survival rate of 5%, meaning that only approximately 5 in 100 people survive GBM for five years and beyond. We believe that LP-184's molecular features and distinct mechanism of action, anti-tumor efficacy and strong correlation with specific biomarkers have the potential to provide a unique and powerful approach aimed at addressing high unmet needs in GBM and other aggressive CNS tumors.

Data and observations supporting the development of LP-184 for pancreatic cancer include the following:

●	We have obtained favorable preclinical in vivo and in vitro data supporting the ability of LP-184 to cross the blood brain barrier.

●	LP-184 treatment induced tumor regression evidenced by greater than 106% tumor growth inhibition in two subcutaneous xenograft models of GBM (U87 and M1123). LP-184 also prolonged survival in mice bearing an intracranially implanted tumor model of GBM (U87), as compared with those that did not receive any drug substance.

●	Intravenous administration of LP-184 over two cycles reduced subcutaneous xenograft tumor volume in mice by greater than 85% within the treatment group.

●	In an orthotopic GBM xenograft tumor model in mice, a single cycle of LP-184 resulted in a statistically significant (p < 0.0001) extension of median overall survival in the LP-184-treated group (42 days) versus the control group (33 days).

●	Analyses driven by RADR® have identified, in clinical databases, GBMs with elevated PTGR1 expression and harboring defects in DNA damage repair components as a targeted subset of genetically defined patients who could potentially benefit from LP-184-based therapy.

●	Preclinical data supports the observation that LP-184 can be an effective treatment in GBM regardless of MGMT (a DNA repair enzyme) status of the cancer. This has significant potential to provide a much-needed alternative to the standard-of-care drug, temozolomide (TMZ), especially in GBMs that over-express MGMT — which can be up to 50% of GBM cancers.

●	In August 2021, the FDA granted LP-184 Orphan Drug Designation for the treatment of GBM and other malignant gliomas.

The standard treatment for glioblastoma includes radiation and chemotherapy with temozolomide. Based on an article in the journal Genes and Diseases (Temozolomide resistance in glioblastoma multiforme, Genes Dis., 2016 May 11;3(3):198-210) and other publications, at least fifty percent of temozolomide treated patients do not respond to this treatment, and others often form resistance to temozolomide based regimens. We have obtained preclinical data supporting the observation that LP-184 can be an effective treatment in GBM regardless of the MGMT (a DNA repair enzyme) status of the cancer. This has significant potential to provide a much-needed alternative to the standard-of-care drug, temozolomide (TMZ), especially in GBMs that over-express MGMT — which can be up to 50% of GBM cancers. Patients that have GBMs that over-express MGMT are generally unresponsive to TMZ and need new therapy options that can exploit other molecular pathways and mechanisms.

We believe LP-184's ability to cross the blood-brain barrier, together with its anti-tumor efficacy and sensitivity correlations with relevant biomarkers, highlight LP-184's potential for use as both monotherapy as well as a synergistic agent in combination with other drugs to address the unmet needs in GBM and other aggressive central nervous system tumors.

LP-184 in ATRT and Pediatric Rare Disease Designation

ATRTs (Atypical Teratoid Rhabdoid Tumors) are rare neurological tumors that primarily affect children under the age of three. These clinically aggressive tumors are associated with a very poor prognosis, including a median survival of 6-12 months and a 5 year survival rate of 30%. The National Cancer Institute (NCI) estimates that in the U.S. there are 600 living ATRT patients with 60 new patients diagnosed annually. These tumors are typically pathogenetically driven by loss of function of the SMARCB1 or SMARCA4 genes. We believe that LP-184's molecular features and distinct mechanism of action, observed preclinical anti-tumor efficacy and correlation with specific biomarkers have the potential to provide a unique and powerful approach aimed at addressing unmet needs for this ultrarare pediatric cancer. We plan to pursue further preclinical studies of LP-184 in this indication.

Data and Observations supporting the development of LP-184 for ATRT include the following:

●	We have obtained favorable preclinical in vivo and in vitro data supporting the ability of LP-184 to cross the blood brain barrier.

●	LP-184 was observed to have a potent efficacy in ATRT cell lines CHLA-02, CHLA-05, and CHLA-06 with IC50s (nM) of 1776, 162, and 37.4, respectively.

●	In ATRT xenograft tumor models in mice, i.v. injections of LP-184 at either 2 mg/kg or 4 mg/kg had high in vivo efficacy. At both concentrations xenografts showed complete tumor regression compared to the vehicle control group.

●	Preclinical in vivo and in vitro data supports the in-silico observation that LP-184 can be an effective treatment for ATRT. Currently, there is no standard of care for treatment of children with ATRT.

●	LP-184 has been granted Orphan Drug Designation and Rare Pediatric Disease Designation to treat ATRT.

The FDA grants rare pediatric disease designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 people in the United States. The Rare Pediatric Disease Priority Review Voucher Program is intended to address the challenges that drug companies face when developing treatments for these unique patient populations. Under this program, companies are eligible to receive a priority review voucher following approval of a product with rare pediatric disease designation if the marketing application submitted for the product satisfies certain conditions, including approval prior to September 30, 2026 unless changed by legislation. If issued, a sponsor may redeem a priority review voucher for priority review of a subsequent marketing application for a different product candidate, or the priority review voucher could be sold or transferred to another sponsor.

Additional LP-184 Background

We have evaluated LP-184 in a number of solid tumors that overexpress certain biomarkers that have been identified as correlating with potential response to LP-184. Our analysis indicates that LP-184 is expected to be a pro-drug activated by the enzyme Prostaglandin Reductase 1 (“PTGR1”). We believe LP-184’s mechanism of action is to alkylate DNA and protein macromolecules, form adducts, and arrest cells in the S-phase of the cell cycle.

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

We believe LP-184 is a non-hormone, next generation alkylating agent with nanomolar potency that preferentially damages DNA in cancer cells that overexpress certain biomarkers indicated primarily in solid tumors such as those in prostate, pancreatic and ovarian cancers. LP-184 was developed using combinatorial chemistry approaches. Based on screening against conventional therapies both in vitro and in vivo, LP-184 cytotoxicity appears to be mediated through the Transcription Coupled Nucleotide Excision Repair (TC-NER) pathway, via alkylation of DNA leading to cell cycle arrest in S phase. Additional cytotoxic effects on tumors may include the generation of reactive oxygen species, chemical modification of various intracellular proteins, and induction of the Mitogen Activated Protein Kinase (“MAPK”) pathway followed by apoptosis. A proposed model for the mechanism of action of LP-184 is illustrated below.

Our RADR® platform has identified multiple solid tumor cancer indications that highly express PTGR1, including prostate, ovarian, kidney, liver, lung, pancreatic and thyroid cancers. Our RADR® platform has and will be employed to correlate results from ongoing preclinical studies with gene expression data with the aim of determining the likely anticancer activity of LP-184 in these cancer indications. With the assistance of insights from RADR®, we have also conducted studies in patient derived xenografts (PDX) models to further elucidate precise targets and potential patient groups for future LP-184 clinical trials.

LP-184 Biomarker Background Using Our RADR® platform

LP-184 biomarker studies have and are being conducted by us to investigate the validity of relevant biomarkers. An NCI-60 cell line panel has been used to obtain gene expression data and sensitivity data (GI50). Determination of potential biomarkers for LP-184 target indications is performed by correlation analysis between normalized gene expression and GI50 values followed by biological and statistical filtering.

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

Disease Background for Pancreatic Cancer, Glioblastoma, Atypical Teratoid Rhabdoid Tumors (ATRT), and Prostate Cancer

Initial target patient populations for LP-184 include pancreatic cancer, glioblastoma, atypical teratoid rhabdoid tumors (ATRT) and prostate cancer.

Pancreatic Cancer

Pancreatic cancer is the fourth leading cause of cancer deaths in the United States with a five-year survival rate of 10.8% and a 10-year survival rate of just 1%. This means that only approximately 11 in 100 people will have survived for five years and beyond. Pancreatic cancer has among the lowest 5-year survival rate of any of the 22 common cancers. GLOBOCAN estimates that for pancreatic cancer there are approximately 460,000 new cases of pancreatic cancer globally, with over 62,000 occurring in the U.S. annually. Targeting a specific subset of pancreatic cancer patients that are genetically defined has the potential to increase beneficial therapeutic options for patients and may ultimately improve survival for those with this cancer.

Glioblastoma

Glioblastoma is a fast-growing, aggressive type of CNS (Central Nervous System) tumor that forms on the supportive tissue of the brain. Glioblastoma is the most common grade IV brain cancer. The American Cancer Society estimates that approximately 25,050 malignant tumors of the brain or spinal cord (14,170 in males and 10,880 in females) will occur in the U.S. in 2022. It also estimates that in 2022, approximately 18,280 deaths will occur from brain and other nervous system cancers. Approximately 250,000 new glioblastoma cases are estimated to occur each year worldwide, with approximately 11,000 to 13,000 new glioblastoma cases estimated to occur each year in the U.S. Glioblastomas usually affect adults. Treating glioblastoma is very difficult due to the brain-blood barrier and treatment often focuses primarily on relieving symptoms.

ATRT

Atypical Teratoid Rhabdoid Tumors (ATRT) are rare, rapidly progressing, and malignant pediatric tumors of the central nervous system and are primarily found in children under the age of three. The National Cancer Institute estimates there are 60 cases of ATRT diagnosed per year and 600 patients currently living with ATRTs, of which only 25% are in adults 15 years or older. Patients with ATRTs have a very poor prognosis including a median survival of 6-12 months and a 5 year survival rate of approximately 32%. ATRTs are difficult to treat due to the very rapid onset of these tumors as well as a requirement for therapies that can penetrate the blood-brain barrier. The U.S. is expected to capture the majority share of the ATRT market with ~65%.

Prostate Cancer

Prostate cancer is the most commonly diagnosed cancer in men in the US and the second leading cause of cancer-related death in men in the US. The American Cancer Society’s estimates for prostate cancer in the United States for 2022 are:

●	Approximately 268,490 new cases of prostate cancer

●	Approximately 34,500 deaths from prostate cancer

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

Market Opportunity for LP-184

We are targeting a set of indications for LP-184 based on combining the factors of predicted response, unmet clinical need and market opportunity. These include pancreatic cancer, glioblastoma, prostate cancer, and ATRTs. Below is an overview of relevant patient numbers and estimated market sizes of some of the indications that we believe LP-184 may potentially address, if approved, based upon published estimates by the Global Cancer Observatory and other published sources:

Pancreatic cancer	Global	US
Pancreatic cancer cases (2021)	460,000	37,700
Advanced pancreatic cancer cases (65% of all pancreatic cancer)	299,000	24,505
85% of advanced pancreatic cases are treated in 1st line setting	254,150	20,289
60% of advanced pancreatic cases treated in 1st line are treated in 2nd line	152,490	12,498
30% of advanced pancreatic cases treated 2nd line are treated in 3rd line	45,757	3,750
Potential patient percentage in initial targeted segment	9.9%	9.9%

Glioblastoma	Global	US
Total glioblastoma (GBM) estimated incidence	250,000	12,914
Number of newly diagnosed GBM patients treated (treatment rate 76.6%)	191,500	9,892
Number of newly diagnosed MGMT unmethylated GBM patients	126,390	6,529
Potential patient percentage in initial targeted segment	50.5%	50.5%
Recurrent patients treated in 1st line (69% newly diagnosed patients received 1L)	132,135	6,826
Recurrent patients progressing to 2L treatment (70.3% recurred patients receive 2L)	92,890	4,798

Prostate cancer	Global	US
Total 2022 prostate cancer estimated incidence (new cases)	1,422,989	268,490
CRPC incidence, ~20% of all prostate cancer	284,598	53,698
Metastatic CRPC incidence, ~80% of newly diagnosed CRPC	227,678	42,958
Potential patient percentage in initial targeted segment	16%	16%

Strategic Academic Collaborations for LP-184

We are or have been involved in the following academic collaborations for LP-184:

●	The Research Institute of Fox Chase Cancer Center (“FCCC”). Our ongoing collaboration with FCCC has yielded results that strongly link LP-184 efficacy to the expression of PTGR1. PTGR1 was identified by our RADR analysis as the lead gene candidate, the expression of which is essential to LP-184 mediated cytotoxicity. Using CRISPR engineered cells, we have now demonstrated a total lack of activity in tumor cell lines where PTGR1 expression is artificially knocked out. These data continue to support our RADR based predictions and the strategies of using LP-184 for tumor indications based upon PTGR1 expression. Our RADR analysis has identified a multitude of tumors with a higher than required threshold of PTGR1 expression. We have further validated the activity of LP-184 in a panel of pancreatic cancer cell lines. We have also conducted studies to evaluate the efficacy of LP-184 in pancreatic cancer PDX models and in xenografts. Additional wet lab studies are ongoing to further validate RADR defined combinations with standard of care drugs in order to identify optimal synergistic drugs that could be eventually used in potential treatments with LP-184.

●	Kennedy Krieger Institute and the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center. We have an ongoing collaboration with Kennedy Krieger Institute and investigators at the Johns Hopkins School of Medicine. We sought this collaboration following multiple unique findings regarding LP-184, including: the preclinical efficacy of LP-184 in glioblastoma (GBM); a positive result suggesting the ability of LP-184 to penetrate the Blood Brain Barrier, in amounts similar to the GBM standard of care agent Temozolomide (TMZ); and LP-184’s special ability to kill GBM cells irrespective of the methylation status of MGMT promoter. We believe there is an urgent unmet need for an effective therapy to treat GBM with unmethylated MGMT. Both wet lab data and RADR based gene correlations highlighted sensitivity of tumor cells that carry unmethylated MGMT to LP-184. We have obtained additional data in an expanded panel of GBM tumor cell lines, neurospheres obtained from patient biopsies and evaluation of LP-184 in GBM xenografts. Results from this collaboration continue to support the promise of LP-184 for GBM. Additional GBM in vivo studies involving animal xenografts are expected to be completed in the first quarter of 2022.

●	Georgetown University. We are in the second phase of our collaboration with Georgetown University. In the first phase, we confirmed the efficacy of LP-184 in a panel of prostate cancer organoid models. In the second phase, we are focusing on wet lab validation of the leads generated by our A.I. models of the gene dependency of most sensitive prostate cancers. This project is intended to provide necessary experimental data for use of LP-184 in a personalized medicine approach to treating prostate cancer. Our gene correlation data has highlighted the deficiency of several pathways that hypothetically would allow LP-184 to be synthetically lethal in tumors with such disruptions. Our RADR analysis also indicates that as many as 20% of prostate cancers carry markers that will make these tumors highly sensitive to LP1-84. In Phase 2 or our collaboration with Georgetown, we are focusing on the development of gene specific isogenic engineered prostate cancer cell lines to dissect the pathways as well as extend the 2D and 3D prostate cancer studies to in vivo genomically defined prostate cancer PDXs. In addition, we have designed studies that will test LP-184 in combination with several other drugs that are known to inhibit pathways needed to repair damage to DNA caused by LP-184. The advantage of combining our DNA damaging agent along with a DNA damage repair inhibitor is that it is expected to substantially extend the tumor specific efficacy of LP-184, including prostate cancers that might otherwise not carry deficiencies in the DNA repair pathway. We expect that the drug sensitivity data and genomic data from these studies will further guide optimal positioning of LP-184.

●	The Danish Cancer Society-Research Center. In January of 2022 we entered a new research collaboration with the Danish Cancer Society Research Center (DCRC). The collaboration is expected to examine the most common solid tumors in order to determine the patient populations most likely to benefit from our drug candidates LP-100 (irofulven) and LP-184. LP-100 and LP-184 have both been shown to have a synthetically lethal impact in tumors that are lacking nucleotide excision repair (NER) capabilities. An additional aim of this collaboration is to develop improved diagnostic tools to detect NER deficient patient profiles more accurately. Initially, the collaboration is focusing focus on the role of NER deficiency in breast, ovarian, prostate, lung, kidney, bladder, stomach, pancreatic, and esophageal cancers. We expect the data, genomic signatures, and biological models generated from the collaboration to add millions of data points to RADR®.

●	The Greehey Children’s Cancer Research Institute (GCCRI) at the University of Texas Health Science Center-San Antonio. In February 2022, we announced a research collaboration with the Greehey Children’s Cancer Research Institute (GCCRI) at the University of Texas Health Science Center-San Antonio. The GCCRI research collaboration will focus on the effectiveness of LP-184 and LP-284 in genomically-defined pediatric cancers, including several without any effective therapeutic approach. The collaboration will initially leverage GCCRI's pediatric tumor research models and knowledge base to advance LP-184 for the potential treatment of rare pediatric cancers including rhabdomyosarcoma, Ewing sarcoma, MRT (malignant rhabdoid tumor), Wilms tumor, and ATRT (atypical teratoid rhabdoid tumor). Dr. Peter Houghton Ph.D. is leading the collaboration for the GCCRI and is widely regarded as leading expert on pediatric cancer research and in the development of novel approaches to treating childhood cancers. An integral component of Dr. Houghton's research success has been the development and use of Patient-Derived Xenografts (PDX), which are clinically relevant cancer models that allow researchers to test novel therapeutics - such as LP-184 - in-vivo, and to directly study how tumors respond to treatment.

●	Clinical Trials and Research Innovation Center in Northern Ireland. In 2019, we initiated a collaboration with the Clinical Trials and Research Innovation Center in Northern Ireland (“C-TRIC”) on a novel preclinical ex-vivo study focused on determining gene signatures correlated with LP-184 anticancer activity in human fresh prostate tumor tissue biopsies. This study was paused due to the COVID-19 pandemic, including the impracticality of international travel and the reprioritization of projects due to the pandemic. We are collaborating with other studies in the U.S. and will evaluating recommencing the study with C-TRIC as more is learned following the end of the COVID-19 pandemic.

Ongoing pre-IND Enabling Animal Studies

We are conducting IND enabling studies in rats and Beagle dogs to provide supporting information regarding safety profile and selection of the starting dose in humans in connection with the planned IND application for LP-184. These studies include (i) non-GLP dose range finding in rats, (ii) GLP analysis of toxicity in rats, (iii) non-GLP dose range finding in dogs, (iv) GLP analysis of toxicity in dogs, (v) analytical method development for the determination of LP-184 levels in rat and dog plasma, (vi) analytical method validation, and (vii) pharmacokinetic profiling of LP-184 in the plasma of dosed rats and dogs.

LP-100

General Overview

LP-100 or 6-Hydroxymethylacylfulvene (or irofulven) exploits cancer cells’ deficiency in DNA repair mechanisms. LP-100 is in an existing phase 2 clinical trial for patients with metastatic, castration resistant prostate cancer (mCRPC) that has enrolled 9 of 27 patients. Median overall survival (OS) for the initial group of 9 patients was 12.5 months, which is an improvement over other similar fourth-line treatment regimens for mCRPC. We believe LP-100 has the potential to be an important compound — either as monotherapy or in combination — for several challenging cancers that are impacting patients globally.

In July 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for LP-100 from Allarity Therapeutics A/S, which previously managed the current Phase 2 trial for LP-100. As a result of the Asset Purchase Agreement, we obtained full authority to manage and guide future clinical development and commercialization of LP-100.

In the current Phase 2 trial conducted in Denmark, 9 patients, out of a targeted enrollment of 27, were treated based on meeting criteria established by Allarity's DRP® (Drug Response Predictor) companion diagnostic technology. The focus of the current Irofulven clinical trial has been to evaluate the anti-tumor effect after treatment of Irofulven in combination with prednisolone in patients who progressed on androgen receptor (AR)-targeted therapy and docetaxel-pretreated metastatic castration-resistant prostate cancer patients. Results from the initial 9 patients showed a median overall survival (mOS) of 12.5 months, which is substantially greater than other 4th line (and later) regimens of metastatic castration-resistant treatment that have generated mOS ranging from 7.1 to 9.9 months.

Based on overall survival observations, and other observations from discussions with study investigators, we are evaluating possibilities for further enrollment in the current Phase 2 trial as well as other potential clinical development opportunities for LP-100. This evaluation includes consideration of other improvements guided by data and publications, suggesting enhanced efficacy of LP-100 in tumors with mutations in certain DNA repair genes. We believe that using DNA repair gene mutations or deficiency as an additional selection criteria has the potential to enhance the selection of patients that can respond to and benefit from LP-100 therapy. Our goal is to build upon information from the existing trial in metastatic castration-resistant prostate cancer patients and evaluate additional possibilities in other cancers with mutations in ERCC2/3, BRCA, PTEN, ATM, and other DNA-repair pathway genes. Several studies have shown efficacy of LP-100 in these pathways, especially in prostate and bladder cancers. To further this effort, we are collaborating with the Danish Cancer Society Research Center to explore the future clinical potential of LP-100 across 9 different solid tumor types that have known deficiencies in DNA repair pathway mechanisms.

History of LP-100

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

LP-100 has been well-tolerated, based on initial observations from the phase II clinical trial in Europe that was managed by Allarity Therapeutics in patients with metastatic, castration-resistant, prostate cancer. The aim of this Phase II trial has been to evaluate the antitumor effect of LP-100 treatment in combination with Prednisolone in patients who have progressed on androgen receptor (AR)-targeted therapy and in docetaxel-pretreated metastatic Castration-Resistant Prostate Cancer (mCRPC) patients. Allarity Therapeutics dosed the first patient in the trial in the fourth quarter of 2018. 9 patients, out of a targeted enrollment of 27, were treated based on meeting criteria established by Allarity's DRP® (Drug Response Predictor) companion diagnostic technology. Continuing enrollment for this Phase II clinical trial slowed during the COVID-19 pandemic. In July 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for LP-100 from Allarity.

Recently published data (also supported by prior publications on (Irofulven) indicates that tumors carrying mutations in ERCC2 and ERCC3 genes are likely to be sensitive to LP-100, and that the drug will be synthetically lethal in these tumors, in a fashion similar to the activity of PARP inhibitors in BRCA deficient tumors. These observations expand the potential treatment indications for LP-100 to include urothelial tumors, including bladder cancers, since as many as 10% of bladder cancers carry ERCC2/ERCC3 mutations. These indications may represent a more rapid and efficient path to potential approval of LP-100, and we are continuing to evaluate possibilities aimed at maximizing the value of these additional observations.

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

Pursuant to the Second Addendum, the Company made specified payments to AF Chemicals during the three months ended March 31, 2021. The Second Addendum also provides that, from December 30, 2020 until January 15, 2025, the Company will have no obligation to pay annual licensing fees, development diligence extension payments, or patent maintenance fee payments to AFC under the AFC License Agreement.

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

Pursuant to the AFC License Agreement, the Company made annual licensing fee payments to AF Chemicals during the year ended December 31, 2020 relating to LP-184. Such amounts are included in research and development expenses in the accompanying consolidated statements of operations for the year ended December 31, 2020. In addition, the Company is obligated to make milestone payments to AF Chemicals at the time of an Investigational New Drug Application (“IND”) filing relating to LP-184 and also upon reaching additional specified milestones in connection with the development and potential marketing approval of LP-184 in the United States, specified countries in Europe, and other countries.

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

Allarity Therapeutics

In May 2015, the Company licensed various rights to LP-100 to Oncology Venture (now known as Allarity Therapeutics) pursuant to a Drug License and Development Agreement. In February 2016, the Company and Allarity Therapeutics entered into an addendum and an amendment providing for additions and amendments to the Drug License and Development Agreement. In connection with the Drug License and Development Agreement, as amended (collectively, the “Allarity License and Development Agreement”), Allarity Therapeutics agreed to directly pay to AF Chemicals on behalf of the Company certain amounts to satisfy the Company’s milestone obligations to AF Chemicals with respect to LP-100 under the AFC License Agreement. Amounts paid by Allarity Therapeutics to AF Chemicals on behalf of the Company would then be deducted from amounts owed by Allarity Therapeutics to the Company.

On July 23, 2021, the Company entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity. The transaction includes global rights to LP-100, as well as the developed clinical protocol for an intended study in bladder and prostate cancer patients who have a mutation in the ERCC2/3 genes. As a result of this transaction, the Company obtained full authority to manage and guide future clinical development and commercialization of LP-100. Under the terms of the Asset Purchase Agreement, the Company paid an initial upfront payment of $1,000,000 to Allarity. The Company determined there was no planned alternative future use for these assets outside of the clinical development of LP-100 and therefore the full amount of the upfront payment was included in research and development expense during the year ended December 31, 2021. Future payments of up to $1,000,000 currently held in escrow also have the potential to deliver an additional amount to Allarity based on drug manufacturing and trial enrollment milestones within the 24 months following the date of the transaction. Allarity is also eligible to receive additional milestone payments over the life of the program based on IP license milestones and regulatory filings and approvals in the US and EU, and low- to mid-single-digit royalties on future commercial net sales. As part of the Asset Purchase Agreement, the Allarity License and Development Agreement was terminated.

Additional Portfolio Opportunities

LP-284

LP-284 Chemical Structure

LP-284 belongs to the new generation of acylfulvenes, a family of naturally derived anti-cancer drug candidates and is the stereoisomer (enantiomer) of our drug candidate LP-184. In comparison to our other acylfulvenes, LP-100 and LP-184, LP-284 has distinct anti-tumor activities in a variety of hematological cancers including lymphoma, multiple myeloma, and leukemia. LP-284 has the potential to be developed as a monotherapy or combination therapy with other drugs to treat a broad array of hematological cancers.

In early preclinical studies, LP-284 has shown nanomolar potency in several hematological cell lines. Of the hematological cell lines tested, LP-284 had the highest potency against all 6 of the mantle cell lymphoma cell lines tested. LP-284 is also being explored for use as a combination therapy with spironolactone. In the multiple myeloma cell line RPMI8226, combination of 10 μM spironolactone with LP-284 significantly reduced LP-284’s IC50 by 2.4 fold. The absence of ataxia telangiectasia mutated (ATM) function in these lymphomas and the need for new agents in the setting of relapsed refractory mantle cell lymphomas support the development of LP-284 in this indication.

ADC Program

We initiated an ADC program in early 2021, based on the recognition of antibody drug conjugates as a promising therapeutic approach for cancer treatment, and one that has growing interest due to the potential to increase targeted cancer cell death.

We are currently evaluating various cytotoxic agents and classes of agents to be used as potential ADC payloads. We have also selected and ranked multiple targeting antibodies of interest with potential to be linked to selected cytotoxic payloads. Our activities in coming months will be targeted at further evaluation of potential linker technologies as well as manufacturing and preclinical testing of potential ADC candidates to select for advancement to Phase I testing.

ADCs can provide the ability to take advantage of the high potency of cytotoxic payloads and the superior specificity of antibodies. The drug antibody conjugate thus provides the potential to maximize efficacy and minimize systemic toxicity. Recent years have seen multiple FDA approvals in the growing class of ADCs for therapeutic use. This has driven increased deal-making and portfolio additions by large pharma companies. Two of the four largest oncology licensing transactions in 2020 were for ADC assets. In addition to the acquisition of Immunomedics by Gilead, Merck acquired Velos Bio in November of 2020 and NBE Therapeutics was acquired by Boehringer Ingelheim in December of 2020. It is notable that both NBE and Velos, at the time of their acquisition, had just successfully completed Phase 1 trials using their ADC approach in specific cancer subtypes.

In December 2020, we entered into an Evaluation and Limited Use Agreement (the “Evaluation Agreement”) with Califia Pharma, Inc. aimed at collaborating on the in vitro and in vivo testing and evaluation of novel Califia linker technology and related payloads to be conjugated to a Lantern targeting entity. The Evaluation Agreement expired on December 31, 2021 and we have determined not to extend it.

Additional Research and Development Collaborations for Our Drug Candidates

Virtually all of our developmental work is expected to be performed in contract labs in the near future, and most of it requires close collaboration with these groups. Our strategic collaborations have specialized focus areas tailored to advancing our pipeline drug candidates and provide expertise benefits.

Collaborator	Focus Area	Drug Candidate
National Cancer Institute (NCI)	Gene signature development and drug sensitivity prediction	LP-184, LP-284
Georgetown University	Evaluation of drug efficacy and sensitivity in prostate and pancreatic cancer organoid models and engineered pancreatic cancer cell lines	LP-184
Fox Chase Cancer Center (FCCC)	Determination of drug efficacy in PDX tumor models	LP-184
Kennedy Krieger Institute and the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center	Evaluation of efficacy of LP-184 in glioblastoma (GBM).	LP-184
Danish Cancer Society Research Center	Examine efficacy of Lantern’s drug portfolio in common solid tumors	LP-100, LP-184
Greehey Children’s Cancer Research Institute-UT Health San Antonio	Evaluation of drug efficacy in pediatric tumor models	LP-184, LP-284

Manufacturing Overview

We do not currently own or operate any manufacturing facilities or have any manufacturing personnel. We currently rely, and expect to continue to rely, on third party contract manufacturing organizations (“CMOs”) for the manufacturing of our drug candidates for preclinical uses, clinical trials as well as for commercial manufacturing if our drug candidates receive marketing approval. We require that our CMOs produce bulk drug substances and finished drug products in accordance with current Good Manufacturing Practices (“cGMPs”) and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our drug candidates. We obtain our supplies from these CMOs on a project by project basis and do not have long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply. For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.

LP-184 Manufacturing

We have contracted to Southwest Research Institute® (“SwRI®”) the development of a fully synthetic route to (-) and (+) LP-184. The synthesis process involves development and optimization of novel chemistry via multiple intermediates to produce (-) and (+) enantiomers of LP-184. We have contracted to SwRI® the production of pre-GMP batch of the desired enantiomer of fully synthetic LP-184. We intend to continue with SwRI® for manufacturing the GMP API material intended for phase I clinical testing.

LP-300 Manufacturing

For the supply of LP-300 for our phase II clinical program, we have contracted with Patheon API Services, Inc., a division of Thermo Fisher Scientific, Inc., to manufacture a sufficient quantity of the active pharmaceutical ingredient for LP-300 to conduct our planned phase II trial. We are also contracting with third party CMOs for manufacturing of LP-300 finished drug product for our phase II clinical program.

Commercialization

We retain worldwide commercialization rights for our product candidates LP-184, LP-300, LP-100, and LP-284. We plan to continue considering out-license and collaboration opportunities in order to maximize returns and pursue successful development of our key candidates. We currently have no sales, marketing or product distribution capabilities. However, once we have key candidates closer to FDA approval, we may build our own specialty sales force, partner with a larger pharmaceutical organization, or out-license our drug candidates.

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

As of the date of this report, we own or control rights in over 80 active patents and patent applications across over 14 patent families whose claims are directed to ur drug candidates and what we plan to do with our drug candidates. We have in-licensed or acquired patents from AF Chemicals, and BioNumerik directed to the compounds, LP-100, LP-184, LP-284 and LP-300. Additionally, we have also filed patent applications to further enhance and extend the use of these in-licensed compounds. Our patents are directed to our drug candidates, their usage, manufacturing, and other matters. These matters are essential to precision oncology and relate to: (a) uniquely powerful, data-driven, biologically relevant biomarker signatures, (b) patient selection and stratification approaches that rely on prediction of response deriving from these signatures and, (c) the ability to develop novel, combination therapy approaches with existing approved therapeutics. We intend to pursue additional patent coverage relating to the use of LP-300 as a potential linker or linking technology.

We rely on a combination of patents, trade secrets, copyrights, trademarks, license agreements, nondisclosure and other contractual provisions and technical measures to protect our intellectual property rights. Additionally, we also rely on the patent applications, trade secrets, and other contractual provisions and technical measures to protect the development of our genomic and biomarker signatures that help us in making predictions about the sensitivity to our drug candidates, our patient stratification approaches, and the development of potential combination therapies with our drug candidates.

Intellectual Property Portfolio by the Numbers

As of March 2022, our intellectual property portfolio consisted of over 14 patent families covered by:

●	Over 45 issued patents across our portfolio of compounds in key, commercially important geographies;

●	Over 36 pending patent applications, including five PCT applications;

●	as well as pending trademark registrations, and trademark applications in Japan, China, Europe, Canada and Australia.

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

Patent Portfolio

We have an extensive multi-national portfolio of intellectual property rights directed to our drug candidates, and their targeted use and development in specific patient populations and in specific therapeutic indications. Our portfolio consists of 14 patent families across issued patents and pending patent applications. For LP-100, we own and control two in-licensed patent families, including issued US Patents, Japan Patents, and various issued EU Patents directed to LP-100. We have also filed 12 patent applications directed to our proprietary drug programs together with biomarkers and sensitivity parameters, two of which are being consolidated into one application, and two additional patent applications directed to our RADR® platform. These filings include patent applications directed to LP-300 and additional patent applications directed to new manufacturing methods for novel, synthetic illudins, and gene signatures and biomarker profiles indicating sensitivity to LP-100, LP-184, LP-284 and novel synthetic illudins.

●	Our patent family directed to LP-100 has patents that expire in August 2026, subject to typical regulatory extensions.

●	Our patent family directed to LP-184 has patents that expire in August 2026, and patent applications, if granted, that would expire as late as May 2040.

●	Our patent family directed to LP-300 has patents that expire in March 2028, and patent applications, if granted, that would expire as late as March 2040.

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

RADR® Platform

We do not own or in-license any patents on our RADR® platform, but we have filed two patent applications directed to our RADR® platform and rely on trade secrets and confidential procedures directed to protecting:

●	our A.I. and machine learning and training methodologies for our specific purposes in oncology drug development and drug rescue,

●	our curation and normalization of select data from both public and proprietary data sources, and

●	our developing insights that can be modeled to cover biological processes as algorithms inside our RADR® platform.

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

LP-184 & other Novel, Synthetic Illudin Derivatives

Our portfolio directed to LP-184 consists of six families of patents and patent applications and includes five PCT applications.   US Patent No. 7655695 relates to acylfulvene analogs that are directed to solid tumor growth inhibition.  The patent applications include claims directed to use of LP-184, synthetic illudin analogs or derivatives to treat glioblastoma or other CNS cancers as either a mono or combination therapy, to treat rhabdoid tumors, brain cancer, brain metastases, and pancreatic cancer also as either a mono or combination therapy. The nominal expiration for patents and patent applications directed to LP-184 ranges from 2026 to as late as 2040 and does not account for any applicable patent term adjustments or extensions.  We intend to nationalize our patent applications in the US, Canada, EU, China, and Japan.

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

LP-284 & other Novel, Synthetic Illudin Derivatives

Our portfolio directed to LP-284 consists of three patent and patent application families and includes two provisional patent applications. US Patent No. 7655695 relates to acylfulvene analogs that are directed to solid tumor growth inhibition. The PCT application filed in 2019 is related to the molecule itself and synthetic preparation methods of the same and has been nationalized in the US, Canada, Brazil, Mexico, EU, India, China, Japan and Australia. A provisional patent application filed in 2021 is directed to using LP-284 to treat leukemia and blood cancers as either a mono or combination therapy.

LP-300

Our portfolio directed to LP-300 consists of seven families of owned patents. A more recent PCT patent application filed in 2020 is directed to treatment of non-small cell lung cancer (NSCLC) in nonsmokers and never smoking patients using disodium 2,2’-dithio-bis-ethane sulfonate (dimensa) and has been nationalized in the US, Canada, Brazil, Mexico, EU, India, China, Japan and Australia. The nominal expiration for NSCLC related patents and patent applications directed to LP-300 ranges from 2028 to as late as 2040 and does not account for any applicable patent term adjustments or extensions.

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

Artificial Intelligence and Drug Development

We believe our proprietary RADR® platform gives us a significant competitive advantage by using AI to select and license drugs with a well-tolerated safety profile to quickly and cost-effectively bring drugs to market. Recently, there has been an increase in the use of AI for drug development that we face competition in both for developing new drugs and in biomarker development. This includes competition to the pool of already existing drug candidates that may be eligible for patient stratification. Our competition in AI-driven drug development for oncology includes, but is not limited to, the following:

●	Development of drug candidates: A2A Pharmaceuticals, AI Therapeutics, Atomwise, Benevolent AI, Berg Health, BioXcel, Celsius Therapeutics, Exscientia, Gritstone Oncology, Deep Genomics; and

●	Development of biomarkers and/or signatures for patient stratification and improved drug development: Adaptive Biotechnologies, Concerto HealthAI, Datavant, Envisagenics, Erasca, and Genialis.

Pancreatic Cancer

There are approved standards of care agents for treating pancreatic cancer that are dominated by FOLFIRINOX (consisting of leucovorin calcium (folinic acid), fluorouracil, irinotecan, and oxaliplatin) and gemcitabine-based cytotoxic chemotherapeutic regimens. However, these regimens cause dose limiting toxicities. Liposomal irinotecan (Onivyde®) in combination with 5-FU and LV is recommended in patients that progressed on gemcitabine therapy. In a small subset of patients exhibiting genetic mutations such as those with neurotrophic receptor tyrosine kinase (NTRK) gene fusions, breast cancer gene (BRCA) 1/2 mutations, or patients with elevated microsatellite instability (MSI)-DNA mismatch repair (MMR) status, recently approved targeted therapies such as Vitrakvi and Rozlytrek (approximately 1% of pancreatic cancer patients), poly ADP-ribose polymerase (PARP) inhibitor Lynparza (approximately 5-8% of pancreatic cancer patients) and Keytruda (approximately 1-2% of pancreatic cancer patients) are currently included in treatment guidelines. For eligible patients, paclitaxel (Abraxane®) or docetaxel has been used in the third-line setting in combination with gemcitabine. We believe that currently, no adequate treatment options are available for as much as 76% of advanced stage pancreatic cancer patients.

New agents are also being actively developed for the potential treatment of pancreatic cancer. The competition we may face regarding LP-184 for the potential treatment of pancreatic cancer includes without limitation the following agents that have not yet received marketing approval for the treatment of pancreatic cancer: the chemotherapeutic agent-glufosfamide; the glucocorticoid receptor antagonist-CORT 125134 (relacorilant); the CTGF inhibitor-FG-3019 (pamrevlumab); and the tyrosine kinase inhibitor-Masiviera (masitinib).

Glioblastoma

The standard treatment for glioblastoma includes radiation and chemotherapy with temozolomide. Based on an article in the journal Genes and Diseases (Temozolomide resistance in glioblastoma multiforme, Genes Dis., 2016 May 11;3(3):198-210) and other publications, at least fifty percent of temozolomide treated patients do not respond to this treatment, and others often form resistance to temozolomide based regimens. Bevacizumab is frequently used for recurrent glioblastoma.

New agents are also being actively developed for the potential treatment of glioblastoma. The competition we may face regarding LP-184 for the potential treatment of glioblastoma includes without limitation the following: the chemotherapeutic agents Berubicin, and VAL-083 (Dianhydrogalactitol); and the protein kinase inhibitors Paxalisib, Stivarga (Regorafenib) and DB102 (Enzastaurin hydrochloride). There are also several immunotherapies in late-stage development for glioblastoma, including peptides and tumor cell vaccines.

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

There are approved standard of care agents for treating solid tumor prostate cancer, but there are a lack of approved therapeutic options for non-metastatic castration-resistant prostate cancer (“nmCRPC”) patients and castration-resistant disease in metastatic hormone-naïve prostate cancer (“mHNPC”). The competition we may face in regards to LP-100 and one of the indications of LP-184, specifically mCRPC, includes without limitation the following drugs:

●	Astellas/Pfizer’s Xtandi (enzalutamide) and Johnson & Johnson’s Zytiga (abiraterone acetate) and Clovis Oncology’s Rubraca (rucaparib) are approved for treatment of metastatic castration-resistant prostate cancer (mCRPC).

●	Xtandi Zytiga and Androgen Deprivation Therapy (“ADT”) to treat mHNPC and nmCRPC, respectively.

●	Pfizer has tested Talazoparib and Enzalutamide to treat mCRPC

●	BeiGene has used Pamiparib treat mCRPC

●	Millennium Pharmaceuticals has used ADT and TAK-700, a hormonal therapy that inhibits 17,20 lyase activity of the CYP17A1 enzyme, to treat Metastatic Prostate Cancer

●	Lynparza, which is approved in the U.S. for HRR-mutated metastatic castration-resistant prostate cancer.

We believe LP-184 is unique and has promise for potential use in multiple proposed biomarker profile targeted indications where there are unmet treatment needs.

Non Small Cell Lung Cancer (NSCLC)

We believe LP-300 may have an advantage to approved drugs on the market by serving as a well-tolerated agent in combination with multiple existing standards of care drugs for the NSCLC patient population or female NSCLC patient population. Beyond traditional chemotherapies (carboplatin/ pemetrexed and/or cisplatin/paclitaxel), NSCLC treatments with potential use for the never smoker patient population include targeted small molecules and biologics, which include, without limitation, the approved EGFR inhibitors erlotinib, gefitinib, afatinib, and osimertinib; the approved ALK inhibitors brigatinib, ceritinib, and crizotinib; the approved MET inhibitor tepotinib; and the approved immune checkpoint inhibitors pembrolizumab, atezolizumab, and ramucirumab. Many of these agents are used in specific NSCLC subtypes either as single agents or in various combinations. Many patients with NSCLC receive treatment with tyrosine kinase inhibitors (TKI’s). Most patients treated with 1st or 2nd generation TKI's will eventually develop resistance to treatment, therefore requiring additional therapeutic options. H002, a fourth generation EGFR inhibitor entering phase 1/ 2 trials may have potential for treatment of NSCLC subtypes with various EGFR activating mutations that are common among never smokers and that also underlie resistance to other therapies.

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

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fiscal year 2022 fee schedule, effective through September 30, 2022, the user fee for an application requiring clinical data, such as an NDA, was approximately $3.11 million. PDUFA also imposes an annual program fee for each marketed human drug ($369,413 in 2022) and an annual establishment fee on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA Congress has recently considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018 (the “BBA”), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the United States Court of Appeal for the Fifth Circuit ruled that the “individual mandate” of the ACA is unconstitutional, but remanded the case to the U.S. District Court to reconsider whether the entire ACA is unconstitutional. In June 2021, the Supreme Court concluded that the challenge to the ACA should be dismissed. It is unclear how this decision, subsequent appeals and decisions, and other efforts to repeal and replace the ACA will impact the ACA.

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

Employees

As of the date of this report, we employ a total of 16 professionals: 14 full-time and two part-time employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We believe that we maintain strong relations with our employees.

We also engage outside consultants to assist with research and development, clinical development and regulatory matters, business development, operations and other functions from time to time.

Human Capital Resources.

Our employees drive our mission, and we place a high level of importance on employee engagement and corporate culture. Fostering and maintaining a strong, healthy culture is a key strategic focus for us, and we regularly engage in independent third-party surveys to gauge the satisfaction and engagement of our team.

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

Since our inception, we have incurred losses. Our net losses were approximately $12,363,000 and $5,908,000 for the years ended December 31, 2021 and 2020, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our current drug candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized drug that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We anticipate that our expenses will increase substantially as we continue to develop and begin and continue clinical trials with respect to LP-300, LP-184, LP-100our other drug candidates; seek to identify and develop additional drug candidates; acquire or in-license other drug candidates or technologies; seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various drugs for which we may obtain marketing approval, if any; require the manufacture of larger quantities of drug candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; develop, maintain, and expand our RADR® platform; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our drug development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

We will be required to expend significant funds in order to advance the development of LP-184, LP-300, LP-100 and our other drug candidates. In addition, while we may seek one or more collaborators for future development of our current drug candidates or any future drug candidates that we may develop for one or more indications, we may not be able to enter into a partnership or out-license for any of our drug candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash, cash equivalents and other capital resources will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our drug candidates or our other preclinical studies. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Based on our anticipated expenditures and capital commitments as of the date of this report, we believe our existing cash and cash equivalents as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Form 10-K for the year ended December 31, 2021. Our estimate as to how long we expect our existing cash, cash equivalents and other capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs and results of preclinical studies and clinical trials of LP-184, LP-300, LP-100 and our other drug candidates;

●	the costs associated with maintaining, expanding and updating our RADR® platform;

●	the costs, timing and outcome of seeking regulatory approvals;

●	our headcount growth and associated costs as we expand our research and development as well as potentially establish a commercial infrastructure;

●	the costs of our licensing or commercialization activities for any of our drug candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing drug sales, marketing, distribution and manufacturing capabilities;

●	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;

●	revenue received from commercial sales, if any, of our current and future drug candidates;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

●	the number of future drug candidates that we pursue and their development requirements;

●	changes in regulatory policies or laws that may affect our operations;

●	changes in physician acceptance or medical society recommendations that may affect commercial efforts;

●	the costs of acquiring potential new drug candidates or technology;

●	the costs associated with purchasing data for our RADR® platform;

●	the costs associated with maintaining and expanding our cybersecurity systems; and

●	the costs of operating as a public company.

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

In the near term, we are dependent on our ability to advance the development of LP-184, LP-300, andLP-100. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize LP-184, LP-300, LP-100 and our other drug candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently do not have any drugs that have received regulatory approval and may never be able to develop marketable drug candidates. We are investing a significant portion of our efforts and financial resources in the advancement of our drug candidates and in the development of our RADR® platform. Our prospects are substantially dependent on our ability, or those of any future collaborator, to develop, obtain marketing approval for and successfully commercialize drug candidates in one or more disease indications.

The success of LP-184, LP-300, LP-100 and our other drug candidates will depend on several factors, including the following:

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

Many of these factors are beyond our control, including the results of clinical trials, the time required for the FDA or any comparable foreign regulatory authorities to review any regulatory submissions we may make, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize our drug candidates, on our own or with any future collaborator or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed. The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.

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

Although we are planning for certain clinical trials relating to LP-300, LP-184, LP-100 and our other drug candidates, there can be no assurance that the FDA or other regulatory authorities will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

We will be subject to extensive regulation by U.S. federal and state and foreign governments in each of the markets where we intend to sell LP-300, LP-184, and LP-100 if and after they are approved. For example, we will have to adhere to all regulatory requirements including the FDA’s current GCPs, Good Laboratory Practice, or GLP, and GMP requirements, or that of applicable foreign regulatory authorities. If we fail to comply with applicable regulations, including FDA pre-or post- approval cGMP requirements, then the FDA or other foreign regulatory authorities could sanction us. Even if a drug is FDA-approved, regulatory authorities may impose significant restrictions on a drug’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies.

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

In addition to regulations in the United States, should we or our collaborators pursue marketing approvals for LP-184, LP-300, LP-100 and our other drug candidates internationally, we and our collaborators will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our drugs. Whether or not we, or our collaborators, obtain applicable FDA regulatory clearance and marketing approval for a drug, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the drug in those countries. The requirements and process governing the conduct of clinical trials, drug licensing, pricing and reimbursement vary from country to country.

Subject to obtaining necessary clinical data, we intend to pursue marketing approvals for LP-184, LP-300, LP-00 and our other drug candidates in Europe and other jurisdictions outside the United States with collaborative partners. The time and process required to obtain regulatory approvals and reimbursement in Europe and other jurisdictions may be different from those in the United States regulatory and approval in one jurisdiction does not ensure approvals in any other jurisdiction; however, negative regulatory decisions in any jurisdiction may have a negative impact on the regulatory process in other jurisdictions.

Additionally, June 23, 2021 marked five years since the people of the United Kingdom voted in a referendum to leave the European Union, commonly referred to as Brexit. Today, the United Kingdom is outside the European Union and mostly no longer subject to its rules. Significant portions of the regulatory framework in the United Kingdom have been derived from European Union directives and regulations and the impacts from Brexit could materially impact the regulatory regime with respect to the approval of our drug candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our drug candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our drug candidates, which could materially and adversely affect our business.

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

We will be securing clinical trial liability insurance coverage before commencing patient enrollment for our planned clinical trials for LP-300 and LP-184. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. We expect we will supplement our clinical trial coverage with product liability coverage in connection with the potential commercial launch of our drug candidates; however, we may be unable to obtain such increased coverage on acceptable terms or at all. If we are found liable in a clinical trial lawsuit or a product liability lawsuit in the future, we will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

On August 3, 2017, the U.S. Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The legislation reverse prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Congress or the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when or how congress or the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes congress or the FDA may make to orphan drug regulations and policies, our business could be adversely impacted.

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

If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing LP-184, LP-300, LP-100 or any other drug candidate.

We have no experience in marketing and selling drug products. We have not entered into arrangements for the sale and marketing of LP-184, LP-300, LP-100 or any other drug candidate. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on this large number of physicians and hospitals. We may seek to collaborate with a third party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. If we seek to market and sell our drugs directly, we will need to hire additional personnel skilled in marketing and sales. We cannot be sure that we will be able to acquire, or establish third party relationships to provide, any or all of these marketing and sales capabilities. The establishment of a direct sales force or a contract sales force or a combination direct and contract sales force to market our drugs will be expensive and time-consuming and could delay any drug launch. Further, we can give no assurances that we may be able to maintain a direct and/or contract sales force for any period of time or that our sales efforts will be sufficient to generate or to grow our revenues or that our sales efforts will ever lead to profits.

Even if we obtain regulatory approvals to commercialize LP-184, LP-300, LP-100 or our other drug candidates, our drug candidates may not be accepted by physicians or the medical community in general.

There can be no assurance that LP-184, LP-300, LP-100 and our other drug candidates or any other drug candidate successfully developed by us, independently or with partners, will be accepted by physicians, hospitals and other health care facilities. LP-184 and LP-300 and any future drug candidates we develop will compete with a number of drugs manufactured and marketed by major pharmaceutical and biotech companies. The degree of market acceptance of any drugs we develop depends on a number of factors, including:

●	our demonstration of the clinical efficacy and safety of LP-184, LP-300, LP-100 and our other drug candidates;

●	timing of market approval and commercial launch of LP-184, LP-300, LP-100 and our other drug candidates;

●	the clinical indication(s) for which LP-184, LP-300, LP-100 and our other drug candidates are approved;

●	drug label and package insert requirements;

●	advantages and disadvantages of our drug candidates compared to existing

●	continued interest in and growth of the market for anticancer or anti-agitation drugs;

●	strength of sales, marketing, and distribution support;

●	drug pricing in absolute terms and relative to alternative treatments;

●	future changes in health care laws, regulations, and medical policies; and

●	availability of reimbursement codes and coverage in select jurisdictions, and future changes to reimbursement policies of government and third-party payors.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

We operate in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies. We seek, in part, to address our technology risks by increasing our reliance on the use of innovations by cross-industry technology leaders and adapting these for our applicable needs and applications. Some of the technologies supporting our industry are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. We also must continue to obtain and utilize data to in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we will be able to develop, acquire or integrate new technologies, that these new technologies will meet our needs or achieve our expected goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render our RADR® platform obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our platform and capabilities in response to changing internal and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, and introduction of advanced versions of our RADR® platform, limiting our ability to identify new drug candidates. New services, or enhancements to existing services using our RADR® platform, may not adequately meet our requirements. Any of these failures could have a material adverse effect on our operating results and financial condition.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party medical institutions, clinical investigators, contract laboratories and other third party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We also rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities, for all of our drugs in clinical development.

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

We and/or our third-party manufacturers may be adversely affected by developments outside of our control, and these developments may delay or prevent further manufacturing of our drugs. Adverse developments may include labor disputes, resource constraints, shipment delays, inventory shortages, lot failures, impacts related to the COVID-19 pandemic or another epidemic or infectious disease outbreak, unexpected sources of contamination, lawsuits related to our manufacturing techniques, equipment used during manufacturing, or composition of matter, unstable political environments, acts of terrorism, war, natural disasters, and other natural and man-made disasters. If we or our third-party manufacturers were to encounter any of the above difficulties, or otherwise fail to comply with contractual obligations, our ability to provide any drug for clinical trial or commercial purposes would be jeopardized. This may increase the costs associated with completing our clinical trials and commercial production. Further, production disruptions may cause us to terminate ongoing clinical trials and/or commence new clinical trials at additional expense. We may also have to take inventory write-offs and incur other charges and expenses for drugs that fail to meet specifications or pass safety inspections. If production difficulties cannot be solved with acceptable costs, expenses, and timeframes, we may be forced to abandon our clinical development and commercialization plans, which could have a material adverse effect on our business, prospects, financial condition, and the value of our securities.

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

Risks Related to Our Business and Industry

We may face future business disruption and related risks resulting from the outbreak and continuation of the novel coronavirus 2019 (COVID-19) or from another pandemic, epidemic or outbreak of an infectious disease, any of which could have a material adverse effect on our business.

The development of our drug candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease like the outbreak of COVID-19. The spread of COVID-19 from China to other countries resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. In response, national, state and local governments around the world, including in the U.S., Canada and Europe, implemented measures to reduce the spread of COVID-19, including international travel restrictions. Additionally, numerous national, state and local jurisdictions imposed, and in the future may impose, shelter-in-place orders, quarantines, shut-downs of non-essential businesses, and similar government orders and restrictions on their residents all of varying durations to control the spread of COVID-19.

Measures adopted to slow the spread of COVID-19 have adversely affected workforces, customers, supply chains, consumer sentiment, economies, and financial markets, and led to an economic downturn across many global economies. As of the date of this report, we believe we have effectively managed the impact of the COVID-19 pandemic on our operations. The timing of non-clinical research studies for our drug candidates by collaborators and service providers slowed during 2020 in connection with the pandemic. Recently, the timing of manufacturing for our LP-300 and LP-184 candidates has been impacted by supply chain delivery and COVID-related staffing issues, which has extended the time to launch our planned Phase II clinical trial for LP-300 and extended the time to commence IND enabling studies and commence Phase I clinical testing for LP-184. COVID-related staffing shortages have also impacted large numbers of clinical trial sites in the U.S. In addition, Allarity Therapeutics informed us that enrollment in the Phase II clinical trial for LP-100 slowed during the pandemic. While we believe we have been able to manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted and materially adversely affected in the future by the COVID-19 pandemic, or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

The continued impact of COVID-19 or the impact of another epidemic or infectious disease outbreak may result in the future inability of our suppliers to deliver components or raw materials on a timely basis or materially and adversely affect our collaborators and out-license partners’ ability to perform and advance preclinical studies and clinical trials. In addition, clinical sites and hospitals have recently had staffing challenges and they may continue to have reduced staffing and reduce or postpone certain treatments. Such events may result in a period of business and manufacturing disruption, the slowing of the enrollment for and conduct of clinical trials, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our business in the future will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning new mutations or variants of the coronavirus. the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. While some of the measures were allowed to lapse in many parts of the world with the fall in cases during the summer season in the Northern Hemisphere, the return of colder weather in the Northern Hemisphere resulted in certain increases in cases in that region. There could be additional waves of infections that could result in the reimposition or expansion of governmental measures to stem the spread of COVID-19. These developments could also result in disruptions in domestic and international capital markets. Disruptions in the capital markets could adversely impact our ability to raise the capital we need to further our business on favorable terms. No assurances can be given that we will be able to avoid part or all of any future impact from COVID-19, including downturns in business sentiment generally or in our sector in particular.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of the date of this report, we employed a total of 14 full-time and two part-time employees. Our current internal departments include research and development, finance and administration. We intend to expand our management team to include an operation ramp up of additional scientific development and technical staff required to achieve our business objectives. We also intend to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and advance our drug candidates towards commercializations. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

Our need to effectively manage our operations, growth and various projects requires that we:

●	manage our clinical trials effectively, including our planned clinical trials of LP-300, LP-184 and our other drug candidates;

●	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors and other third parties;

●	continue to improve our operational, financial and management controls and reporting systems and procedures; and

●	attract and retain sufficient numbers of talented employees.

We are utilizing and expect in the future to utilize the services of vendors and research partners or collaborators to perform tasks including preclinical studies and clinical trial management, statistics and analysis, regulatory affairs, medical advisory, market research, formulation development, chemistry, manufacturing and control activities, other drug development functions, legal, auditing, financial advisory, and investor relations. Our growth strategy may also entail expanding our group of contractors or consultants to implement these and other tasks going forward. Because we rely on numerous consultants to outsource many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our drug candidate or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may be unable to successfully implement the tasks necessary to further develop and commercialize our drug candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Our operations, and those of our directors, advisors, contractors, consultants, CROs, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics and other natural and man-made disaster or business interruptions. Our phones, electronic devices and computer systems and those of our directors, advisors, contractors, consultants, CROs, and collaborators are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man-made disasters. Operating as a company where many employees have and are working remotely, our employees conduct business outside of our headquarters and leased or owned facilities. These locations may be subject to additional security and other risk factors due to the limited control of our employees. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical trials, regulatory activities, manufacturing and quality assurance activities, sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Likewise, we will rely on third parties to manufacture LP-184, LP-300, and LP-100 and conduct clinical trials, and similar events as those described in the prior paragraph relating to their business systems, equipment and facilities could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our drug candidates could be delayed or altogether terminated.

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

This report contains estimates, projections and other information concerning our industry, our business and the markets for our drug candidates, including data regarding the estimated size of such markets and the incidence of certain medical conditions. We obtained the industry, market and similar data set forth in this report from our internal estimates and research and from academic and industry research, publications, surveys and studies conducted by third parties, including governmental agencies. In some cases, we do not expressly refer to the sources from which this data is derived. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While we believe our internal research is reliable, such research has not been verified by any third party.

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

If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our technology and drug candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive; thereby giving our competitors and other third parties access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or drug. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right and could be forced to indemnify our collaborators or others. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign, modify or reposition our drug candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our common stock has traded on the Nasdaq Capital Market since June 11, 2020. From June 11, 2020 through March 1, 2022, our common stock has been relatively thinly traded, with an average daily trading volume of approximately 88,850 shares and prices ranging from a low of $5.45 to a high of $24.84 per share. There can be no assurance that the market for our common shares will become more liquid. The stock market in general, and shares of early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to increase the trading volume for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

Shares eligible for future sale may adversely affect the market for our common stock.

As of the date of this report, virtually all of our outstanding shares are freely tradeable without restriction or are available for sale pursuant to Rule 144 under the Securities Act. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. Such sales or offerings could lower the market price for our common stock and may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We may in the future sell additional shares of our common stock or equity-linked securities to raise capital. A substantial number of shares of our common stock could be registered and issued. Furthermore, there are substantial amounts of vested stock options which are “in the money” which could be exercised and sold in public markets. We continue to expect to issue stock options as part of compensation. There may be further effect on our stock price upon the vesting and settlement of restricted stock units and performance units. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. Additional dilution may also result as a consequence of shares of common stock sold pursuant to potential future offerings as well as if outstanding options to acquire shares of our common stock are exercised.

The price of our common stock may fluctuate substantially.

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this report, are:

●	sale of our common stock by our stockholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our proposed clinical trials, and other business activities;

●	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable product development and sales timelines;

●	the timing and success of introductions of new technologies, therapeutic approaches, product candidates and product marketing applications by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

●	network outages or security breaches;

●	the lack of market acceptance and sales growth for our drug candidates, if any, that receive marketing approval;

●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	commencement, enrollment or results of our clinical trials for our drug candidates or any future clinical trials we may conduct;

●	changes in the development status of our drug candidates;

●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical studies and clinical trials;

●	any delay in our submission for studies or drug approvals or adverse regulatory decisions, including failure to receive regulatory approval for our drug candidates;

●	unanticipated safety concerns related to the use of our drug candidates;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new drugs;

●	reputational issues;

●	competition from existing technologies and drugs or new technologies and drugs that may emerge;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new drugs, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	changes in valuations of similar companies or groups of companies;

●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

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

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

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

Our directors, executive officers, and their respective affiliates, beneficially own approximately 22.8% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We expect that significant additional capital will be needed in the future to continue our planned operations, including hiring new personnel, advancing and commercializing our drug candidates, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities; our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

The U.S. government has in recent years enacted federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This report does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 1920 McKinney Avenue, 7th Floor, Dallas, Texas 75201. During 2021 and 2020, we leased office space and access to meeting facilities at this location under month-to-month lease arrangements. We also leased additional office space in the Dallas, Texas area and in the Atlanta, Georgia area under operating leases that commenced in May 2021 and expire in April 2023. These leases automatically renew month-to-month unless the Company provides three-months written notice to the landlord prior to initial expiration. Our operating lease expense was approximately $105,000 and $27,000 for the years ended December 31, 2021 and 2020, respectively.

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

Stockholders

As of March 1, 2022, there were 15 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Unregistered Sales of Securities

Options

During the year ended December 31, 2021, the Company issued 11,782 shares of common stock relating to the exercise of stock options. The shares were issued at a purchase price of $1.03 per share for total proceeds of approximately $12,000.

Exercise of Warrants

During the year ended December 31, 2021, the Company issued 40,727 shares of common stock relating to the cash exercise of warrants for total proceeds of approximately $127,000. During the year ended December 31, 2021 the Company also issued 8,318 shares of common stock relating to the cashless exercise of warrants to purchase 11,114 shares, respectively.

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

Issuer Purchases of Equity Securities

In November 2021, our Board of Directors authorized a share repurchase program to acquire up to $7,000,000 of the Company’s common stock. Our Board of Directors has authorized the share repurchase program to continue through March 31, 2022, subject to extension as may be authorized by the Board of Directors. Common stock repurchase activity under our publicly announced share repurchase program during the three months ended December 31, 2021 was as follows:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares that may yet be purchased under the program
October 1, 2021 to October 31, 2021	--	--	$7,000,000
November 1, 2021 to November 30, 2021	--	--	$7,000,000
December 1, 2021 to December 31, 2021	121,490	$7.71	$6,062,763
Total	121,490	$7.71	$6,062,763

Securities Authorized for Issuance under Equity Compensation Plans

The table below contains information as of December 31, 2021 regarding the Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan (the “Plan”). Additional information regarding the Plan is contained in Note 6 to our consolidated financial statements included as part of this report. The Company does not have any equity compensation plans that have not been approved by stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	890,826 shares of Common Stock	$6.54 per share	468,099 shares of Common Stock

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total:	890,826 shares of Common Stock	$6.54 per share	468,099 shares of Common Stock

Use of proceeds from our initial public offering of common stock

On June 10, 2020, our registration statement on Form S-1, as amended (File No. 333-237714) was declared effective by the SEC in connection with our initial public offering of common stock, pursuant to which we issued and sold, on June 15, 2020, 1,750,000 shares of common stock at a public offering price of $15.00 per share for total gross proceeds of approximately $26,250,000. On June 15, 2020 we received net proceeds of approximately $23,420,000, after deducting underwriting discounts and commissions of approximately $1,969,000 and other offering expenses of approximately $861,000 borne by us.

As of December 31, 2021, we estimate that we have used approximately $15,989,000 of the net proceeds from our IPO for advancing and developing our drug candidates and RADR® platform, and for working capital and other general corporate purposes. This amount includes payment of director and officer liability insurance premium amounts of approximately $3,259,000, approximately $2,618,000 of which have been expensed through December 31, 2021 and approximately $641,000 of which are included as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet at December 31, 2021, and also includes expenditures of approximately $940,000 through December 31, 2021 for repurchases of shares of our common stock pursuant to our share repurchase program. Substantially all of the unused net proceeds from the offering are held in interest bearing accounts. There has been no material change in our use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 10, 2020. Other than payments in the ordinary course of business for compensation of officers and to non-employee directors as compensation for board or board committee service, none of the net proceeds from our IPO used by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates.

Item 6. Reserved.

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

Overview

We are a clinical stage biotechnology company, focused on leveraging artificial intelligence (“A.I.”), machine learning and genomic data to streamline the drug development process and to identify the patients that will benefit from our targeted oncology therapies. Our portfolio of therapies consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 18 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

Our strategy is to both develop new drug candidates using our RADR® platform, and other machine learning driven methodologies, and to pursue the development of drug candidates that have undergone previous clinical trial testing or that may have been halted in development or deprioritized because of insufficient clinical trial efficacy (i.e., a meaningful treatment benefit relevant for the disease or condition under study as measured against the comparator treatment used in the relevant clinical testing) or for strategic reasons by the owner or development team responsible for the compound. Importantly, these historical drug candidates appear to have been well-tolerated in many instances, and often have considerable data from previous toxicity, tolerability and ADME (absorption, distribution, metabolism, and excretion) studies that have been completed. Additionally, these drug candidates may also have a body of existing data supporting the potential mechanism(s) by which they achieve their intended biologic effect, but often require more targeted trials in a stratified group of patients to demonstrate statistically meaningful results. Our dual approach to both develop de-novo, biomarker-guided drug candidates and “rescue” historical drug-candidates by leveraging A.I., recent advances in genomics, computational biology and cloud computing is emblematic of a new era in drug development that is being driven by data-intensive approaches meant to de-risk development and accelerate the clinical trial process. In this context, we intend to create a diverse portfolio of oncology drug candidates for further development towards regulatory and marketing approval with the objective of establishing a leading A.I.-driven methodology for treating the right patient with the right oncology therapy.

A key component of our strategy is to target specific cancer patient populations and treatment indications identified by leveraging our RADR® platform, a proprietary A.I. enabled engine created and owned by us. We believe the combination of our therapeutic area expertise, our A.I. expertise, and our ability to identify and develop promising drug candidates through our collaborative relationships with research institutions in selected areas of oncology gives us a significant competitive advantage. Our RADR® platform was developed and refined over the last five years and integrates billions of data points immediately relevant for oncology drug development and patient response prediction using artificial intelligence and proprietary machine learning algorithms. By identifying clinical candidates, together with relevant genomic and phenotypic data, we believe our approach will help us design more efficient pre-clinical studies, and more targeted clinical trials, thereby accelerating our drug candidates’ time to approval and eventually to market. Although we have not yet applied for or received regulatory or marketing approval for any of our drug candidates, we believe our RADR® platform has the ability to reduce the cost and time to bring drug candidates to specifically targeted patient groups. We believe we have developed a sustainable and scalable biopharma business model by combining a unique, oncology-focused big-data platform that leverages artificial intelligence along with active clinical and preclinical programs that are being advanced in targeted cancer therapeutic areas to address today’s treatment needs.

Our current portfolio consists of four compounds and an Antibody Drug Conjugate (ADC) program: two drug candidates in clinical phases, one in preclinical studies and one candidate and our recently initiated ADC program in research optimization. One of the two drug candidates in clinical development, LP-100, was previously out-licensed by us to Allarity Therapeutics A/S. In July 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for LP-100 from Allarity. All of these drug candidates and our ADC program are leveraging precision oncology, A.I. and genomic driven approaches to accelerate and direct development efforts. We currently have two drug candidates in clinical development, LP-100 and LP-300, where we are leveraging data from prior preclinical studies and clinical trials, along with insights generated from our A.I. platform, to target the types of tumors and patient groups we believe will be most responsive to the drug. Both LP-100 and LP-300 showed promise in important patient subgroups, but failed pivotal Phase III trials when the overall results did not meet the predefined clinical endpoints. We believe that this was due to a lack of biomarker-driven patient stratification. LP-300 has been studied in multiple randomized, controlled, multi-center non-small cell lung cancer, or NSCLC, trials that included administration of either paclitaxel and cisplatin and/or docetaxel and cisplatin, and we are currently preparing LP-300 for the launch of a targeted phase II trial, in never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. LP-100 is in a Phase II clinical trial in metastatic, castration-resistant, prostate cancer that was previously managed by Allarity Therapeutics. As a result of the Asset Purchase Agreement we entered into with Allarity in July 2021, we obtained full authority to manage and guide future clinical development and commercialization of LP-100.

Additionally, we have one new drug candidate, LP-184, in preclinical development for multiple potentially distinct indications where we are leveraging machine learning and genomic data to streamline the drug development process and to identify the patients and cancer subtypes that will best benefit from the drug, if approved. Our drug candidate, LP-284, the stereoisomer (enantiomer) of LP-184, has shown promising in-vitro anticancer activity in a range of hematological cancers, which are distinct from the indications targeted by LP-184. Our ADC program commenced in early 2021 is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $12,363,000 and $5,908,000 for the years ended December 31, 2021 and 2020, respectively.

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

As of the date of this report, we believe we have effectively managed the impact of the COVID-19 pandemic on our operations. The timing of non-clinical research studies for our drug candidates by collaborators and service providers slowed during 2020 in connection with the pandemic. Recently, the timing of manufacturing for our LP-300 and LP-184 candidates has been impacted by supply chain delivery and COVID-related staffing issues, which has extended the time to launch our planned Phase II clinical trial for LP-300 and extended the time to commence IND enabling studies and commence Phase I clinical testing for LP-184. In addition, Allarity Therapeutics informed us that enrollment in the Phase II clinical trial for LP-100 slowed during the pandemic. While we believe we have been able to manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted and materially adversely affected in the future by the COVID-19 pandemic, or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

Components of Our Results of Operations

Revenues

We did not recognize revenues for the years ended December 31, 2021 and December 31, 2020.

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

●	expenses incurred towards consultants, laboratories and investigators that conduct our preclinical or clinical research activities; and

●	the cost of acquiring and developing preclinical and clinical study materials and lab supplies.

We expense research and development costs to operations as incurred.

Our research and development costs by project category for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
LP-300	$2,351,814	$455,914
LP-184	2,821,349	939,093
LP-100	1,098,757	-
ADC Program	261,514	-
RADR® Platform	651,904	443,152
Other	385,242	267,962
Unallocated*	-	137,104
Total research and development expenses	$7,570,580	2,243,225

*	Prior to our IPO on June 15, 2020, we did not track our research and development costs by project category, primarily because research and development salary expenses were not further allocated to each project.

We expect that our research and development expenses will continue to increase as we progress toward our commencement of clinical trials for LP-300 and LP-184, advance clinical development of LP-100, and advance our other programs and drug candidates. We expect this increase to include additional expenses associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of LP-300, LP-184, LP-100 or our other drug candidates. We may never succeed in achieving regulatory approval for LP-300, LP-184, LP-100 or any of our other drug candidates. The duration, costs and timing of clinical trials and development of our drug candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each drug candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, the cost of various consultants, occupancy costs, investor relations and information systems costs.

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

Summary Results of Operations for the Years Ended December 31, 2021 and December 31, 2020

	For the Year Ended December 31,
	2021	2020
Operating expenses:
General and administrative	$5,020,928	$3,664,965
Research and development	7,570,580	2,243,225
Total operating expenses	12,591,508	5,908,190
Loss from operations	(12,591,508)	(5,908,190)
Interest income	67,929	-
Other income, net	160,550	-
NET LOSS	$(12,363,029)	$(5,908,190)

Comparison of the Years Ended December 31, 2021 and December 31, 2020

General and Administrative Expenses

General and administrative expenses increased approximately $1,356,000, or 37%, from approximately $3,665,000 for the year ended December 31, 2020 to approximately $5,021,000 for the year ended December 31, 2021. The increase was primarily attributable to increases in business and corporate development expense of approximately $381,000, increases in corporate insurance expense of approximately $566,000, and increases in legal and patent related expenses of approximately $357,000.

Research and Development Expenses

Research and development expenses increased approximately $5,327,000, or 238%, from approximately $2,243,000 for the year ended December 31, 2020 to approximately $7,571,000 for the year ended December 31, 2021. The increase was primarily attributable to increases in product candidate manufacturing related expenses of approximately $2,669,000, increases in research studies of approximately $823,000, increases in research and development payroll expenses of approximately $654,000, and an increase of $1,000,000 related to the upfront payment to Allarity under the Allarity Asset Purchase Agreement, which payment was a nonrecurring expense.

Interest and Other Income

Interest income increased approximately $68,000 from zero for the year ended December 31, 2020 to approximately $68,000 for the year ended December 31, 2021. This increase was primarily attributable to investments in marketable securities entered into during the year ended December 31, 2021. Other income, net increased approximately $161,000 from zero for the year ended December 31, 2020 to approximately $161,000 for the year ended December 31, 2021. This increase was primarily attributable to increases in dividend income of approximately $98,000, a gain on loan forgiveness from the PPP loan of approximately $110,000, and increases in research and development tax incentives related to the Australia subsidiary of approximately $52,000, which was partially offset by increases in unrealized losses on investments of approximately $81,000 and increases in foreign currency losses of approximately $18,000.

Liquidity and Capital Resources

We incurred net losses of approximately $12,363,000 and $5,908,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had working capital of approximately $70,390,000.

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

In October 2021, we entered into a Statement of Work with Translational Drug Development, LLC (“TD2”) providing for TD2 to serve as the lead contract research organization (CRO) for our planned Phase II clinical trial for LP-300. We expect to pay approximately $6,500,000 to $8,000,000 to TD2 over the next 18 to 24 months in connection with services provided by TD2 as well as clinical trial site and other pass-through costs relating to the LP-300 Phase II clinical trial.

In November 2021, the Company’s Board of Directors authorized a share repurchase program to acquire up to $7 million of the Company’s common stock. During the year ended December 31, 2021, the Company repurchased 121,490 shares of common stock pursuant to the repurchase program for a total of approximately $940,000, including purchase fees. Upon purchase, the repurchased shares ceased to be outstanding and returned to the status of authorized and unissued shares of common stock.

As of December 31, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $51,524,000 and $19,229,000, respectively. Based on our anticipated expenditures and capital commitments as of the date of this report, we believe that our existing cash and cash equivalents as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing this Form 10-K.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Year ended December 31,
	2021	2020
Net cash flows used in operating activities	$(10,591,543)	$(5,651,621)
Net cash flows used in investing activities	(19,530,586)	(16,137)
Net cash flows provided by financing activities	63,416,122	23,664,960
Net increase in cash, cash equivalents and restricted cash	$33,295,063	$17,997,202

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was approximately $10,592,000 compared to approximately $5,652,000 for the year ended December 31, 2020. The increase in net cash used in operating activities was primarily the result of the increase in the net loss for the year ended December 31, 2021.

Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was approximately $19,531,000 compared to approximately $16,000 for the year ended December 31, 2020. The increase in net cash used in investing activities was primarily due to investments in marketable securities during the year ended December 31, 2021.

Financing Activities

Net cash provided by financing activities was approximately $63,416,000 during the year ended December 31, 2021, attributable primarily to net proceeds from our equity financing in January 2021. Net cash provided by financing activities during the year ended December 31, 2020 was approximately $23,665,000, attributable primarily to net proceeds from our initial public offering.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we commence our clinical trials of LP-300 and LP-184, advance clinical development of LP-100, pursue development of our other drug candidates, and seek potential future marketing approval for our drug candidates which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license and grant revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We anticipate that our expenses will increase substantially as we:

●	continue the development, including preclinical studies and clinical trials, of our drug candidates;

●	initiate preclinical studies and clinical trials for any additional indications for our current drug candidates and any future drug candidates that we may pursue;

●	continue to build our portfolio of drug candidates through the acquisition or in-license of additional drug candidates or technologies;

●	continue to develop, maintain, expand and protect our intellectual property portfolio;

●	pursue regulatory approvals for those of our current and future drug candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing, distribution and other commercial infrastructure to commercialize any drug candidate for which we may obtain marketing approval;

●	hire additional clinical, regulatory, scientific and accounting personnel;

●	incur additional legal, accounting and other expenses in operating as a public company; and

●	continue to develop, maintain, and expand our RADR® platform.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting standards in the United States of America. Our significant accounting policies are described in Note 3 to our consolidated financial statements included as part of this report. Critical accounting policies and significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of the consolidated financial statements.

Research and Development

All costs of research and development are expensed as incurred.

When preparing our financial statements, we are required to estimate our accrued clinical expenses. This process involves reviewing contracts and communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Payments under some of the contracts we have with third parties depend on factors, such as successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones.

When accruing clinical expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from our service providers. However, we may be required to estimate the cost of these services based only on information available to us. If we underestimate or overestimate the cost associated with a trial or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued clinical expenses have approximated actual expense incurred.

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

Each option award is subject to specified vesting schedules and requirements. Compensation expense is charged to us over the required service period to earn the award which is expected to be up to four years, subject to the achievement of time and event-based vesting requirements. For the years ended December 31, 2021 and 2020, we have incurred share-based compensation expense related to equity awards totaling approximately $962,000 and $1,192,000, respectively.

Quantitative and Qualitative Disclosure About Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Accordingly, our future investment income may fluctuate as a result of changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value as a result of changes in interest rates.

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of December 31, 2021, and as of December 31, 2020 we had no long-term debt outstanding, other than our PPP Loan Agreement entered into in May 2020. In April 2021 we received notice that the Small Business Administration (SBA) had authorized full forgiveness of the PPP Loan.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $18,000 for the year ended December 31, 2021 in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented. Inflation has increased substantially in recent periods and could have a greater impact on our future results of operations if it remains at current levels or continues to increase.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, we are exempt from the requirements of Item 7A.

Item 8. Financial Statements and Supplementary Data.

LANTERN PHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lantern Pharma Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lantern Pharma Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

EISNERAMPER LLP

Iselin, New Jersey

March 10, 2022

Lantern Pharma Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2021	2020
CURRENT ASSETS
Cash and cash equivalents	$51,524,295	$19,229,232
Marketable securities	19,201,152	-
Prepaid expenses & other current assets	1,990,953	1,007,690
Total current assets	72,716,400	20,236,922

Property and equipment, net	30,245	21,507
Deferred offering costs	-	101,205
Operating lease right-of-use assets	185,943	-
Restricted cash	1,000,000	-
Other assets	17,889	-

TOTAL ASSETS	$73,950,477	$20,359,634

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,174,109	$552,339
Operating lease liabilities, current	152,058	-
Total current liabilities	2,326,167	552,339

Operating lease liabilities, net of current portion	52,890	-
PPP loan payable	-	108,500

TOTAL LIABILITIES	2,379,057	660,839

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at December 31, 2021 and December 31, 2020; $.0001 par value) (Zero shares issued and outstanding at December 31, 2021 and December 31, 2020)	-	-
Common Stock (25,000,000 authorized at December 31, 2021 and December 31, 2020; $.0001 par value) (11,088,835 shares issued and outstanding at December 31, 2021; 6,220,927 shares issued and outstanding at December 31, 2020)	1,109	622
Additional paid-in capital	96,685,924	32,358,068
Accumulated deficit	(25,022,924)	(12,659,895)
Accumulated other comprehensive loss	(92,689)	-
Total stockholders’ equity	71,571,420	19,698,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,950,477	$20,359,634

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2021	2020
Operating expenses:
General and administrative	$5,020,928	$3,664,965
Research and development	7,570,580	2,243,225
Total operating expenses	12,591,508	5,908,190
Loss from operations	(12,591,508)	(5,908,190)
Interest income	67,929	-
Other income, net	160,550	-

NET LOSS	$(12,363,029)	$(5,908,190)

Net loss per share of common shares, basic and diluted	(1.13)	(1.37)

Weighted-average number of common shares outstanding, basic and diluted	10,904,927	4,304,918

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2021	2020

NET LOSS	$(12,363,029)	$(5,908,190)

Other comprehensive loss, net of tax
Unrealized loss on available-for-sale securities, net of tax	(92,872)	-
Unrealized gain of foreign currency translation	183	-
Other comprehensive loss, net of tax	(92,689)	-
Comprehensive loss	$(12,455,718)	$(5,908,190)

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, January 1, 2020	2,438,866	$244	1,978,269	$198	$7,694,547	$-	$(6,751,705)	$943,284

Common stock issued from offering, net of issuance costs	-	-	1,750,000	175	23,419,546	-	-	23,419,721
Preferred Stock Converted to Common, net of fractional shares adjustment	(2,438,866)	(244)	2,438,848	244	(261)	-	-	(261
Common stock issued from option exercise	-	-	50,460	5	51,995	-	-	52,000
Cashless exercise of warrant	-	-	3,350	-	-	-	-	-
Stock-based compensation	-	-	-	-	1,192,241	-	-	1,192,241
Net Loss	-	-	-	-	-	-	(5,908,190)	(5,908,190)
Balance, December 31, 2020	-	$-	6,220,927	$622	$32,358,068	$-	$(12,659,895)	$19,698,795
Exercise of warrants	-	-	49,045	5	127,470	-	-	127,475
Common stock issued from option exercise			11,782	1	12,134	-	-	12,135
Common stock issued from offering, net of issuance costs			4,928,571	493	64,166,361	-	-	64,166,854
Share repurchase	-	-	(121,490)	(12)	(939,654)	-	-	(939,666)
Stock-based compensation	-	-	-	-	961,545	-	-	961,545
Net Loss	-	-	-	-	-	-	(12,363,029)	(12,363,029)
Other comprehensive loss	-	-	-	-	-	(92,689)	-	(92,689)
Balance December 31, 2021	-	$-	11,088,835	$1,109	$96,685,924	$(92,689)	$(25,022,924)	$71,571,420

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,363,029)	$(5,908,190)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,761	3,388
Amortization of investment premium	140,506	-
Non-cash lease adjustments	90,660	-
Stock based compensation	961,545	1,192,241
Gain on loan forgiveness	(108,500)	-
Loss on investment securities	80,557	-
Changes in assets and liabilities:
Operating lease liabilities	(71,655)	-
Prepaid expenses & other current assets	(984,463)	(1,006,902)
Deferred offering costs	-	(49,325)
Accounts payable and accrued expenses	1,622,084	117,167
Other assets	33,991	-
Net cash flows used in operating activities	(10,591,543)	(5,651,621)

INVESTING ACTIVITIES
Purchase of property and equipment	(15,499)	(16,137)
Purchase of marketable securities	(19,579,180)	-
Redemptions of marketable securities	64,093	-
Net cash flows used in investing activities	(19,530,586)	(16,137)

FINANCING ACTIVITIES
Proceeds from issuance of common	68,999,994	26,250,000
Issuance costs	(4,783,816)	(2,745,279)
Proceeds from warrant and stock option exercise	139,610	52,000
Repurchases of shares including commissions	(939,666)	-
Preferred stock converted to common stock net of fractional shares adjustment	-	(261)
Borrowings on notes payable	-	169,049
Payments on notes payable	-	(169,049)
Borrowings on PPP loan payable	-	108,500
Net cash flows provided by financing activities	63,416,122	23,664,960

Effect of foreign exchange rates on cash	1,070	-

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE YEAR	33,295,063	17,997,202

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	19,229,232	1,232,030

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$52,524,295	$19,229,232

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	51,524,295	19,229,232
Restricted cash	1,000,000	-
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	52,524,295	19,229,232

Non-cash investing and financing activities
Application of deferred offering costs to public offering proceeds	$(49,324)	$(85,000)
Deferred offering costs recorded in AP and accrued expenses	$-	$51,880
Unrealized losses on debt securities	$(92,872)	$-

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR platform. This now includes four drug candidates and an Antibody Drug Conjugate (ADC) program directed towards eight disclosed therapeutic targets:

●	LP-100 (irofulven) in a phase II trial for the treatment of prostate cancer;

●	LP-300 (Tavocept) in preparation to launch a phase II trial for the treatment of non-small cell lung cancer;

●	LP-184 in preclinical studies for treatment of solid tumors including pancreatic, prostate, and bladder cancers and glioblastoma;

●	LP-284, the stereoisomer (enantiomer) of LP-184, that has shown promising in-vitro anticancer activity in a range of indications that are distinct from LP-184; and

●	An ADC program that was initiated in early 2021.

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

Note 2. Liquidity

The Company incurred a net loss of approximately $12,363,000 and $5,908,000 during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had working capital of approximately $70,390,000.

The Company raised net proceeds in the IPO of approximately $23,420,000 during the year ended December 31, 2020. On January 20, 2021, the Company closed a public offering of 4,928,571 shares of its common stock at a public offering price of $14.00 per share, which amount included 642,856 shares sold upon full exercise of the underwriter’s over-allotment option. Total gross proceeds from the offering were approximately $69,000,000, and net proceeds from the offering were approximately $64,200,000.

The Company plans to continue to explore periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash as of December 31, 2021, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing this Form 10-K for the year ended December 31, 2021.

Note 3. Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant areas of estimation include determining research and development accruals, the inputs in determining the fair value of equity-based awards and warrants issued, the inputs in determining present value of lease payments, and fair value of marketable securities. Actual results could differ from those estimates.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. Operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks, including the potential risk of business failure.

The extent of the impact and effects of the coronavirus (COVID-19) on the future operation and financial performance of the Company’s business will depend on future developments, including the duration and continued spread of COVID-19 and varying virus mutations, related travel impacts and restrictions, the recovery time of disrupted research services, research and service provider staff shortages, and research and development delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the Company’s operations are impacted by COVID-19 for an extended period in the future, the Company’s results of operations or liquidity may be materially adversely affected.

Deferred Offering Costs

In conjunction with the Company’s public offerings, costs incurred related to a particular public offering were capitalized as deferred equity issuance costs in other non-current assets until the time of completion of the public offering. Upon completion of the public offering, these costs were offset against proceeds received. Offering costs include direct and incremental costs related to the public offering such as legal fees and related costs associated with the offering.

As of December 31, 2020, the Company recorded deferred offering costs of approximately $101,000 and as of December 31, 2021, there were no deferred offering costs recorded on the Company’s consolidated balance sheets (see Note 6).

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

Cash and Cash Equivalents

The Company considers money market funds with a short-term maturity of less than one year to be cash equivalents. Cash equivalents at December 31, 2021 and December 31, 2020 were approximately $631,000 and zero, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s consolidated balance sheets.

Restricted Cash

The Company considers cash held in escrow for the purposes of contractual contingencies to be restricted cash. Restricted cash at December 31, 2021 and December 31, 2020 was approximately $1,000,000 and zero, respectively, and is included under the caption restricted cash on the Company’s consolidated balance sheets. All of the restricted cash at December 31, 2021 relates to escrow amounts paid in connection with the Asset Purchase Agreement entered into by the Company and Allarity Therapeutics in July 2021 (See Note 4) and is considered a non-current asset until the contingent events related to the amount held in escrow are considered probable to occur.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2021 totaled approximately $1,991,000 and included approximately $778,000 of upfront payments for contractor fees, academic research studies and services, and subscriptions, approximately $379,000 of intellectual property related licensing and other fees, approximately $653,000 of prepaid annual insurance fees, and approximately $181,000 of receivables from interest and tax incentives.

Prepaid expenses and other current assets as of December 31, 2020 totaled approximately $1,008,000 and included approximately $187,000 of upfront payments for contractor and academic research studies and services, approximately $15,000 of licensing and other fees, and approximately $806,000 of prepaid annual insurance fees.

Loan Pursuant to Paycheck Protection Program

On May 1, 2020, the Company received $108,500 in aggregate loan proceeds (the “PPP Loan”) from JPMorgan Chase Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan was evidenced by a loan application and payment agreement by and between the Company and the Lender. This amount is recorded as a loan payable on the Company’s consolidated balance sheet at December 31, 2020. The Company applied for forgiveness of the loan, and in April 2021 the Company received notice that the Small Business Administration (SBA) had authorized full forgiveness of the PPP Loan (see Note 7).

Leases

The Company determines whether an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and net of current portion of operating lease liabilities on our consolidated balance sheets. Lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments. The Company does not include options to extend or terminate the lease term unless it is reasonably certain that the Company will exercise any such options. Rent expense is recognized under the operating leases on a straight-line basis. The Company does not recognize right-of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and instead will recognize lease payments as expense on a straight-line basis over the lease term.

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, and mutual funds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” or “Accumulated other comprehensive loss” on the consolidated balance sheets until realized. Interest is reported within “Interest income” and dividend income is reported within “Other income, net” on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in “Other income, net” on the consolidated statements of operations, and any remaining unrealized losses are included in “Accumulated other comprehensive loss” on the consolidated balance sheets. There were less than $1,000 in credit losses recorded for the year ended December 31, 2021. There was no impairment charge for any unrealized losses for the year ended December 31, 2021. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in “Other (expense) income, net” on the consolidated statements of operations. The Company purchased all marketable securities during the twelve months ended December 31, 2021 and as a result, there was no impact on prior periods.

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

Government Assistance

In November 2021 the FASB issued Accounting Standard Update (ASU) 2021-10, Government Assistance (Topic 832). This introduces new guidance to increase transparency of government assistance. It requires annual disclosures about transactions with a government, including those accounted for by applying a grant. This includes the nature of the transactions and related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions, and significant terms and conditions of the transactions. This is effective for the Company on January 1, 2022. The Company does not anticipate a material impact on its financial statements from the adoption of this new standard.

Recently Adopted Accounting Standards

Income Taxes

In December 2019, the FASB issued ASU 2019-12: Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain for other items, the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU also includes other requirements related to franchise tax, goodwill as part of a business combination, consolidations, changes in tax laws, and affordable housing projects. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted for periods in which financial statements have not yet been issued. The Company has not realized a material impact from the adoption of this new standard on its financial statements.

Note 4: Commitments and Contingencies

General.

The Company has entered into, and expects to enter into from time to time in the future, license agreements, strategic alliance agreements, assignment agreements, research service agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements are described in detail below (collectively, the “License, Strategic Alliance, and Research Agreements”). During the years ended December 31, 2021 and 2020, the Company expensed a total of approximately $4,483,000 and $519,000, respectively, under the License, Strategic Alliance, and Research Agreements described below. These expense amounts are included under research and development expenses in the accompanying consolidated statements of operations.

Approximately $1,493,000 and $120,000 are accrued and payable under the License, Strategic Alliance, and Research Agreements at December 31, 2021 and 2020, respectively, which amounts are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Approximately $1,023,000 and $97,000 are included in prepaid expenses and other current assets under the License, Strategic Alliance, and Research Agreements at December 31, 2021 and 2020, respectively, which amounts are included in the accompanying consolidated balance sheets.

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

The Company is also required to pay all patent costs on covered patents related to LP-300. These patent costs are included in general and administrative expenses in the accompanying consolidated statements of operations. These patent costs are fully recoverable at the time of any net revenue from LP-300, with up to 50% of net revenue amounts to be applied towards repayment of patent costs until such costs are fully recovered.

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

Pursuant to the Second Addendum, the Company made specified payments to AF Chemicals during the three months ended March 31, 2021. The Second Addendum also provides that, from December 30, 2020 until January 15, 2025, the Company will have no obligation to pay annual licensing fees, development diligence extension payments, or patent maintenance fee payments to AFC under the AFC License Agreement.

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

Pursuant to the AFC License Agreement, the Company made annual licensing fee payments to AF Chemicals during the year ended December 31, 2020 relating to LP-184. Such amounts are included in research and development expenses in the accompanying consolidated statements of operations for the year ended December 31, 2020. In addition, the Company is obligated to make milestone payments to AF Chemicals at the time of an Investigational New Drug Application (“IND”) filing relating to LP-184 and also upon reaching additional specified milestones in connection with the development and potential marketing approval of LP-184 in the United States, specified countries in Europe, and other countries.

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

Allarity Therapeutics (formerly known as Oncology Venture)

In May 2015, the Company licensed various rights to LP-100 to Oncology Venture (now known as Allarity Therapeutics) pursuant to a Drug License and Development Agreement. In February 2016, the Company and Allarity Therapeutics entered into an addendum and an amendment providing for additions and amendments to the Drug License and Development Agreement. In connection with the Drug License and Development Agreement, as amended (collectively, the “Allarity License and Development Agreement”), Allarity Therapeutics agreed to directly pay to AF Chemicals on behalf of the Company certain amounts to satisfy the Company’s milestone obligations to AF Chemicals with respect to LP-100 under the AFC License Agreement. Amounts paid by Allarity Therapeutics to AF Chemicals on behalf of the Company would then be deducted from amounts owed by Allarity Therapeutics to the Company.

On July 23, 2021, the Company entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity. The transaction includes global rights to LP-100, as well as the developed clinical protocol for an intended study in bladder and prostate cancer patients who have a mutation in the ERCC2/3 genes. As a result of this transaction, the Company obtained full authority to manage and guide future clinical development and commercialization of LP-100. Under the terms of the Asset Purchase Agreement, the Company paid an initial upfront payment of $1,000,000 to Allarity. The Company determined there was no planned alternative future use for these assets outside of the clinical development of LP-100 and therefore the full amount of the upfront payment was included in research and development expense during the year ended December 31, 2021. Future payments of up to $1,000,000 currently held in escrow also have the potential to deliver an additional amount to Allarity based on drug manufacturing and trial enrollment milestones within the 24 months following the date of the transaction. Allarity is also eligible to receive additional milestone payments over the life of the program based on IP license milestones and regulatory filings and approvals in the US and EU, and low- to mid-single-digit royalties on future commercial net sales. As part of the Asset Purchase Agreement, the Allarity License and Development Agreement was terminated.

Califia Pharma

In December 2020, the Company entered into an Evaluation and Limited Use Agreement (the “Evaluation Agreement”) with Califia Pharma, Inc. (“Califia”). The Evaluation Agreement provided for the Company and Califia to collaborate on the in vitro and in vivo testing and evaluation of novel Califia linker technology and related payloads to be conjugated to a Lantern targeting entity. The Evaluation Agreement also provided the Company with the right to negotiate with Califia for exclusive license rights to use LP-184 and related analogs as the payload with an affinity drug conjugate or small molecule drug conjugate targeting entity supplied by the Company. The Company also had the right under the Evaluation Agreement to negotiate for non-exclusive license rights to use a targeting entity from the Company with a payload and linker combination selected from novel specified Califia payloads and linkers. The Evaluation Agreement expired on December 31, 2021 and the Company has determined not to extend it.

Patheon API Services

The Company has entered into agreements with Patheon API Services, Inc. (“Patheon”) for the manufacture and supply of cGMP material to support the Company’s planned Phase II clinical trial for its product candidate LP-300. In addition to producing LP-300 API (active pharmaceutical ingredient) under cGMP (current Good Manufacturing Practices) conditions, Patheon transferred previously validated manufacturing processes and analytical methods for LP-300 and produced non-GMP material for use in support of non-clinical studies for LP-300. The agreements provide for payments in stages as specified process and manufacturing milestones are achieved. Patheon, a part of Thermo Fisher Scientific, has previously developed and/or manufactured more than 700 pharmaceuticals for biopharma clients and has more than 55 locations around the world, providing access to a fully integrated global network of facilities. The Company expects to pay additional amounts to Patheon in future periods in accordance with specified process and manufacturing milestones under the Patheon agreements.

Southwest Research Institute

As part of the Company’s research and development activities, the Company has engaged Southwest Research Institute (“SwRI”) from time to time to assist with compound synthesis and manufacturing related activities for the Company’s product candidates. The Company has entered into agreements with SwRI for the non-GMP synthesis of LP-184 material and related analytical development to assist with preclinical studies. The Company expects to pay additional amounts to SwRI in future periods as additional work is conducted by SwRI under the agreements.

The Research Institute of Fox Chase Cancer Center

In September 2020, the Company entered into a research agreement with the Research Institute of Fox Chase Cancer Center (“FCCC”), which was amended in January 2022, as part of the Company’s research and development activities, with a focus on advancing the targeted use of LP-184 in molecularly-defined sub-types of pancreatic cancer. The Company expects to pay additional amounts to FCCC in future periods in accordance with the payment schedule specified under the FCCC agreement.

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

TD2

In October 2021, the Company entered into a Statement of Work with Translational Drug Development, LLC (“TD2”) providing for TD2 to serve as the lead contract research organization (CRO) for the Company’s Phase II clinical trial for its product candidate LP-300. The Company expects to make payments over the next 18 to 24 months in connection with services provided by TD2 as well as clinical trial site and other pass-through costs relating to the LP-300 Phase II clinical trial.

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

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of December 31, 2021 and December 31, 2020. No revenue has been recognized from this grant through December 31, 2021.

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate are collaborating on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. The Company’s director Mr. Kreis is also a director of Actuate. Affiliates of Mr. Kreis hold substantial beneficial ownership interests in both the Company and Actuate. Through December 31, 2021, no revenues have been recognized under the agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. These shares do not have a readily determinable fair value, but will be adjusted for observable price changes, if any, in future periods. There were no adjustments to the carrying amount through December 31, 2021.

Note 5. Leases

The operating lease cost recognized in general and administrative expenses in the Company’s consolidated statements of operations was approximately $105,000 and $27,000 for the years ended December 31, 2021 and 2020.

The following provides balance sheet information related to leases as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Assets
Operating lease, right-of-use asset, net	$185,943	$-
Liabilities
Current portion of operating lease liabilities	$152,058	$-
Operating lease liabilities, net of current portion	52,890	-
Total operating lease liabilities	$204,948	$-

At December 31, 2021, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2022	158,403
2023	53,403
Total minimum lease payments	211,806
Less amount representing interest	(6,858)
Present value of future minimum lease payments	204,948
Less current portion of operating lease liabilities	(152,058)
Operating lease liabilities, net of current portion	$52,890

In April 2021, the Company entered into two operating leases for office space that commenced in May 2021. The leases expire in April 2023 and automatically renew month-to-month unless the Company provides three-months written notice to the landlord prior to initial expiration. The exercise of lease renewal options is at the Company’s sole discretion and is assessed as to whether to include any renewals in the lease term at inception. The following table provides a reconciliation for the Company’s right of use assets and lease liabilities:

	Right-of-Use Asset	Operating Lease Liability
Balance at January 1, 2021	$-	$-
Additions	274,472	276,603
Amortizations	(88,529)	(71,655)
Balance at December 31, 2021	185,943	204,948

Other supplemental information related to operating leases is as follows:

	As of December 31,
	2021	2020
Weighted average remaining term of operating leases (in years)	1.33	-
Weighted average discount rate of operating leases	4.65%	-%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the years ended December 31, 2021 and 2020. In August 2019, the Company entered into a leasing agreement for office space in New Jersey. Monthly rent was approximately $2,000, plus electrical utilities. The lease expired on July 31, 2020 and was not renewed. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

Note 6. Shareholders’ Equity

Preferred Stock

Upon the Company’s IPO, all shares of the Company’s Series A preferred stock were converted into 2,438,851 shares of common stock effective June 15, 2020, with fractional share adjustments made in connection with the conversion as discussed below. As of December 31, 2021 and 2020, the Company had 1,000,000 authorized shares of preferred stock, with zero shares of preferred stock issued and outstanding.

Common Stock

On June 15, 2020, the Company received net proceeds of approximately $23,420,000 in its IPO, after deducting underwriting discounts and commissions of approximately $1,969,000 and other offering expenses of approximately $862,000 borne by the Company. The Company issued and sold 1,750,000 shares of common stock in its IPO at a price of $15.00 per share. In connection with the IPO, all shares of the Company’s Series A Preferred Stock were converted into 2,438,851 shares of common stock.

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

In November 2021, the Company’s Board of Directors authorized a share repurchase program to acquire up to $7,000,000 of the Company’s common stock. During the year ended December 31, 2021, the Company repurchased 121,490 shares of common stock pursuant to the repurchase program for a total of approximately $940,000, including purchase fees. Upon purchase, the repurchased shares ceased to be outstanding and returned to the status of authorized and unissued shares of common stock. During the year ended December 31, 2021, the Company issued 11,782 shares of common stock relating to the exercise of stock options. The shares were issued at a purchase price of $1.03 per share for total proceeds of approximately $12,000.

During the year ended December 31, 2021, the Company issued 40,727 shares of common stock relating to the cash exercise of warrants for total proceeds of approximately $127,000. During the year ended December 31, 2021 the Company also issued 8,318 shares of common stock relating to the cashless exercise of warrants to purchase 11,114 shares, respectively. All of such warrants were exercisable at an exercise price of $3.13 per share of common stock.

As of December 31, 2021, the Company had 25,000,000 authorized shares of Common Stock, of which 11,088,835 shares were issued and outstanding. As of December 31, 2020, the Company had 25,000,000 authorized shares of Common Stock, of which 6,220,927 shares were issued and outstanding.

Warrants

The Company had warrants to purchase 273,777 shares of common stock outstanding and exercisable as of December 31, 2021 at a weighted average exercise price of $7.12 per share, and with expiration dates ranging from March 17, 2022 to June 10, 2025. The Company had warrants to purchase 325,618 shares of common stock outstanding and exercisable as of December 31, 2020 at a weighted average exercise price of $6.49 per share, and with expiration dates ranging from December 31, 2021 to June 10, 2025.

In connection with the IPO, the Company granted the underwriters warrants (the “Underwriters’ Warrants”) to purchase an aggregate of 70,000 shares of common stock at an exercise price of $18.75 per share, which is 125% of the initial public offering price. The Underwriters’ Warrants have a five-year term and were not exercisable prior to December 7, 2020. All of the Underwriters’ Warrants were outstanding at December 31, 2020 and December 31, 2021.

In 2020, a warrant to purchase an aggregate of 23,734 shares of Common Stock was modified to become a warrant to purchase an aggregate of 21,360 shares of Common Stock. As part of the modification, the term of the warrant was extended from .003 to 1.003 years. The fair value of the modified warrant was approximately $36,000 and is recorded in additional paid in capital.

Options

On August 29, 2018, the Board of Directors of the Company adopted the Lantern Pharma Inc. 2018 Equity Incentive Plan, which was subsequently amended on December 17, 2018 and February 26, 2020. The Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated, is referred to herein as the “Plan”. The Company reserved 1,489,680 shares of its common stock for issuance under the Plan. The Plan is designed to provide additional incentives to employees, directors and consultants to remain in the service of the Company as well as to encourage stock acquisition by members of these targeted groups, which in the opinion of the management will support the alignment of the interests of the members of these groups and stockholders. Options granted under the Plan are generally exercisable for up to 10 years from grant date. 468,099 shares remain available for future awards under the Plan at December 31, 2021, following the grant of options and the award of restricted stock grants through December 31, 2021. The Company recorded stock-based compensation of approximately $962,000 and $1,192,000 related to stock options during the years ended December 31, 2021 and 2020, respectively. Total remaining unrecognized compensation expense for non-vested options is approximately $2,110,000 as of December 31, 2021, and is expected to be recognized over a weighted average period of 1.1 years. The weighted average remaining contractual term of outstanding options at December 31, 2021 is 7.7 years.

A summary of stock option activity under the Plan during the years ended December 31, 2021 and 2020 is presented below:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding December 31, 2019	607,491	$1.03	393,413	$1.03
Granted	321,743	$15.01	-	-
Exercised	(50,460)	$1.03	-	-
Cancelled or expired	(43,166)	$1.03	-	-
Outstanding December 31, 2020	835,608	$6.41	610,633	$3.24
Granted	110,500	$10.28	-	-
Exercised	(11,782)	$1.03	-	-
Cancelled or expired	(43,500)	$15.00	-	-
Outstanding December 31, 2021	890,826	$6.54	687,438	$4.77

For 2021 and 2020, the fair value of each option granted was estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	2021	2020
Term (in years)	5.78	7.00
Risk Free Rate	1.30%	0.55%
Volatility	90.70%	83.25%
Dividend Yield	0.00%	0.00%

Grant Date Fair Value	$7.55	$11.02

The fair value of options is recognized as an expense over the vesting period and forfeitures are accounted for as they occur.

The total intrinsic value of options outstanding at December 31, 2021 was approximately $3,490,000, and the total intrinsic value of options exercisable at December 31, 2021 was approximately $3,490,000. The total intrinsic value of options exercised during the year ended December 31, 2021 was approximately $213,000. The total intrinsic value of options outstanding at December 31, 2020 was approximately $10,727,000, and the total intrinsic value of options exercisable at December 31, 2020 was approximately $9,774,000. The total intrinsic value of options exercised during the year ended December 31, 2020 was approximately $21,000.

Expected Term -	The Company used a weighted average of time to vesting and maturity date.
Expected Volatility-	Due to the Company’s limited operating history and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded commensurate with expected term as of grant date. The historical volatility data was computed using the daily closing prices for the selected comparable companies’ shares.
Risk-Free Interest Rate-	The Company used the U.S. treasury bill rate commensurate with the expected term as of grant date.
Expected Dividend-	As the Company has not issued any dividends and does not expect to issue dividends over the life of the options, the Company has estimated the dividend yield to be zero.

Note 7. Marketable Securities

At December 31, 2021, marketable securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government & Agency Securities	3,808,056	-	(27,003)	3,781,053
Corporate Bonds	9,540,668	-	(65,869)	9,474,799
Marketable Securities - Debt	$13,348,724	$-	$(92,872)	$13,255,852

Mutual Funds – Fixed Income	4,002,704	-	(36,654)	3,966,050
Mutual Funds – Alternative Investments	2,023,154	-	(43,904)	1,979,250
Marketable Securities – Mutual Funds	$6,025,858	$-	$(80,558)	$5,945,300

The contractual maturities of the investments classified as Government& Agency Securities and Corporate Bonds are as follows:

As of December 31, 2021
Due within one year	$3,083,858
Due in one to two years	5,099,359
Due in two to five years	5,072,635
$13,255,852

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of December 31, 2021
	Less than 12 months
	Fair Value	Unrealized Loss
Government & Agency Securities	$3,781,053	$(27,003)
Corporate Bonds	9,474,799	(65,869)
Mutual Funds – Fixed Income	3,966,050	(36,654)
Mutual Funds – Alternative Investments	1,979,250	(43,904)
	$19,201,152	$(173,430)

We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of December 31, 2021, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of December 31, 2021 our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our mutual funds – alternative investments were valued using NAV, net asset value per share, under the practical expedient methodology.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 2 or NAV, and we have no financial assets measured using Level 1 or 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of December 31, 2021
Description	Total	Level 1	Level 2	Level 3	NAV*
Government & Agency Securities	3,781,053	-	3,781,053	-	-
Corporate Bonds	9,474,799	-	9,474,799	-	-
Mutual Funds – Fixed Income	3,966,050	-	3,966,050	-	-
Mutual Funds – Alternative Investments	1,979,250	-	-	-	1,979,250
	$19,201,152	$-	$17,221,902	$-	$1,979,250

*	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

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

On May 1, 2020 (the “Origination Date”), the Company received $108,500 in aggregate loan proceeds (the “PPP Loan”) from JPMorgan Chase Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan was evidenced by a loan application and payment agreement (the “PPP Loan Agreement”) by and between the Company and the Lender. Subject to the terms of the PPP Loan Agreement, the PPP Loan bore interest at a fixed rate of one percent (1.0%) per annum. Payments of principal and interest were deferred for the first six months following the Origination Date, and the PPP Loan provided that it would mature two years after the Origination Date. The guidance under the Paycheck Protection Program was later updated so that payments of principal and interest were extended past the current fiscal year and maturity was extended past two years. The Company applied for forgiveness of the loan, and in April 2021 the Company received notice that the Small Business Administration (SBA) had authorized full forgiveness of the PPP Loan. A gain on loan forgiveness attributed to the PPP Loan of approximately $109,000 of principal and interest for the year ended December 31, 2021 and $0 of principal and interest for the year ended December 31, 2020 and included in Other income, net in the accompanying consolidated statements of operations.

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

	For the year ended December 31,
	2021	2020
Warrants	273,777	325,618
Stock options	890,826	835,608
	1,164,603	1,161,226

Note 11. Income Taxes

Our effective tax rate differs from the statutory federal tax rate as presented in the following table:

	2021	2020
U.S. federal statutory tax rate	21%	21%
Permanent differences	3%	1%
Valuation allowance	(24)%	(22)%

Total:	-%	-%

As of December 31, 2021 and 2020, the Company was domiciled in Texas, and due to the losses generated and no revenues, it incurred no federal or state tax.

The tax effect of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities is presented below.

	December 31,
	2021	2020
Deferred tax assets
Research and development credits	$479,849	$180,889
Stock-based compensation	427,524	257,941
Net operating loss carryforwards	4,837,807	2,417,169
Unrealized losses on securities	26,933	-
Deferred tax asset	5,772,113	2,855,999

Less: valuation allowance	(5,767,059)	(2,849,762)
Net deferred tax asset	5,054	6,237

Deferred tax liabilities
Fixed assets	(5,054)	(6,237)
Net deferred tax assets	$-	$-

Due to a history of losses we have generated since inception, we believe it is more-likely-than-not that all of the deferred tax assets will not be realized as of December 31, 2021 and 2020. Therefore, we have recorded a full valuation allowance on our deferred tax assets. At December 31, 2021 and 2020, we have net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $22,800,000 and $11,500,000, respectively. The NOL carryforwards generated prior to 2018 of approximately $3,100,000 could expire over time beginning in 2035, if not used. The NOL carryforwards generated in 2018 to 2021 of approximately $19,700,000 do not expire and are carried forward indefinitely. We also have state NOLs of approximately $468,000 at December 31, 2021. The Company also has approximately $480,000 of research and development tax credit carryforwards for federal purposes. These credits begin expiring in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s NOL carryforwards and research and development credit carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2021, there were no uncertain positions. In addition, interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision, for which there were none. The Company’s U.S. federal operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.

Note 12. Subsequent Events

In November 2021, the Company’s Board of Directors authorized a share repurchase program to acquire up to $7,000,000 of the Company’s common stock. During the period from January 1, 2022 through March 1, 2022, the Company repurchased 308,345 shares of common stock pursuant to the Company’ previously authorized share repurchase program. The Company made expenditures of approximately $2,200,000, including purchase fees, for share repurchases during the period from January 1, 2022 through March 1, 2022.

Through March 1, 2022, a total of 429,835 shares of common stock have been repurchased pursuant to the Company’s share repurchase program, which amount includes the 121,490 shares of common stock repurchased in 2021. Total expenditures for share repurchases from the time of initiation of the share repurchase program in 2021 through March 1, 2022 were approximately $3,140,000, including purchase fees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(3)	Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.		Description
3.1.(i)	(a)	Certificate of Conversion (Texas)
3.1.(ii)	(a)	Certificate of Conversion (Delaware)
3.1(iii)	(a)	Certificate of Incorporation
3.1.(iv)	(b)	Certificate of Amendment to Certificate of Incorporation
3.1(v)	(b)	Amended and Restated Certificate of Incorporation
3.1.(vi)	(a)	By-laws
4.1.(i)	(a)	Form of Warrant (2014)
4.1.(ii)	(a)	Form of Warrant (2017)
4.1.(iii)	(a)	Form of Warrant (2019)
4.1.(iv)	(c)	Form of Amendment to Series A Preferred Stock Warrant
4.1 (v)	(i)	Form of Underwriters’ Warrant (2020)
4.2	(d)	Specimen Stock Certificate evidencing shares of common stock
4.3	(k)	Description of Capital Stock
10.1+	(e)	Amended and Restated 2018 Equity Incentive Plan dated August 19, 2020
10.2+	(a)	Employment Agreement dated July 23, 2018 with Panna Sharma
10.3+	(f)	Amendment to Employment Agreement dated May 18, 2020 with Panna Sharma
10.4+	(c)	Employment Agreement dated May 18, 2020 with David Margrave
10.5+	(a)	Form of Indemnification Agreement
10.6	(a)	Amended and Restated Investors’ Rights Agreement
10.7#	(a)	Technology License Agreement dated January 15, 2015, with AF Chemicals, LLC
10.8#	(a)	Assignment Agreement dated as of January 5, 2018 with BioNumerik Pharmaceuticals, Inc.
10.9#	(a)	Addendum to Technology License Agreement dated February 8, 2016, with AF Chemicals, LLC
10.10+	(c)	Employment Agreement dated May 18, 2020 with Kishor G Bhatia
10.11	(g)	API Services Project Agreement dated July 10, 2020 with Patheon API Service
10.12#	(h)	Second Addendum to Technology License Agreement dated December 30, 2020 with AF Chemicals, LLC
10.13	(j)	Amendment to Employment Agreement dated February 18, 2021 with Kishor G. Bhatia

21.1*	List of Subsidiaries
23.1*	Consent of EisnerAmper LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Incorporated by reference from the Registration Statement on Form S-1 filed April 16, 2020.
(b)	Incorporated by reference from Current Report on Form 8-K filed June 17, 2020.
(c)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 19, 2020.
(d)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 12, 2020.
(e)	Incorporated by reference from Current Report on Form 8-K filed August 21, 2020.
(f)	Incorporated by reference from the Registration Statement on Form S-1/A filed June 8, 2020.
(g)	Incorporated by reference from Quarterly Report on Form 10-Q for the period ending September 30, 2020.
(h)	Incorporated by reference from the Registration Statement on Form S-1 filed January 8, 2021.
(i)	Incorporated by reference from Exhibit 1.1 of the Registration Statement on Form S-1/A filed May 19, 2020.
(j)	Incorporated by reference from Exhibit 10.17 of Annual Report on Form 10-K filed March 10, 2021.
(k)	Incorporated by reference from Exhibit 4.3 of Annual Report on Form 10-K filed March 10, 2021.
+	Indicates a management control or any compensatory plan, contract or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark) because the identified confidential portions (i) are not material and (ii) are of the type that the Registrant treats as private and confidential.

*	Filed herewith.

**	Furnished with this report

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: March 10, 2022	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: March 10, 2022	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Panna Sharma	President, Chief Executive Officer and Director	March 10, 2022
Panna Sharma	(Principal Executive Officer)

/s/ David R. Margrave	Chief Financial Officer	March 10, 2022
David R. Margrave	(Principal Financial and Principal Accounting Officer)

/s/ Donald J. Keyser
Donald J. Keyser	Chairman of the Board	March 10, 2022

/s/ Leslie W. Kreis, Jr.
Leslie W. Kreis, Jr.	Director	March 10, 2022

/s/ David S. Silberstein
David S. Silberstein	Director	March 10, 2022

/s/ Vijay Chandru
Vijay Chandru	Director	March 10, 2022

/s/ Franklyn Prendergast
Franklyn Prendergast	Director	March 10, 2022