Form 10-Q
period 2022-03-31
Lantern Pharma Inc.
filed 2022-05-03
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

As of April 28, 2022 the registrant had 10,830,947 shares of common stock, $0.0001 par value per share outstanding.

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

ii

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K (“2021 Form 10-K”), for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or the SEC, on March 10, 2022, and have identified other factors such as the impact of the COVID-19 pandemic, the results of our clinical trials, and the impact of competition, that we believe could cause actual results or events to differ materially from the forward-statements that we make. Furthermore, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q and the documents that we file with the SEC with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed elsewhere in this Quarterly Report on Form 10-Q and those listed under the Risk Factors section of our 2021 Form 10-K. You may access our 2021 Form 10-K under the investor SEC filings tab of our website at www.lanternpharma.com or on the SEC’s website at www.sec.gov. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$46,651,684	$51,524,295
Marketable securities	18,564,795	19,201,152
Prepaid expenses and other current assets	2,446,679	1,990,953
Total current assets	67,663,158	72,716,400

Property and equipment, net	28,256	30,245
Operating lease right-of-use assets	152,034	185,943
Restricted cash	541,180	1,000,000
Other assets	17,889	17,889

TOTAL ASSETS	$68,402,517	$73,950,477

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,918,654	$2,174,109
Operating lease liabilities, current	155,192	152,058
Total current liabilities	3,073,846	2,326,167

Operating lease liabilities, net of current portion	13,299	52,890

TOTAL LIABILITIES	3,087,145	2,379,057

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value (1,000,000 authorized at March 31, 2022 and December 31, 2021; $.0001 par value) (Zero shares issued and outstanding at March 31, 2022 and December 31, 2021)	-	-
Common Stock – Par Value (25,000,000 authorized at March 31, 2022 and December 31, 2021; $.0001 par value) (10,830,947 shares issued and outstanding at March 31, 2022; 11,088,835 shares issued and outstanding at December 31, 2021)	1,083	1,109
Additional paid-in capital	94,770,456	96,685,924
Accumulated deficit	(29,144,698)	(25,022,924)
Accumulated other comprehensive loss	(311,469)	(92,689)
Total stockholders’ equity	65,315,372	71,571,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,402,517	$73,950,477

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
General and administrative	1,406,160	1,173,258
Research and development	2,660,237	1,279,037
Total operating expenses	4,066,397	2,452,295
Loss from operations	(4,066,397)	(2,452,295)
Interest income	22,421	-
Other income, net	(77,798)	-

NET LOSS	$(4,121,774)	$(2,452,295)

Net loss per share of common shares, basic and diluted	$(0.38)	$(0.24)
Weighted-average number of common shares outstanding, basic and diluted	10,875,777	10,074,623

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended
	March 31,
	2022	2021

NET LOSS	$(4,121,774)	$(2,452,295)

Other comprehensive loss, net of tax
Unrealized loss on available-for-sale securities, net of tax	(212,488)	-
Unrealized loss on foreign currency translation	(6,292)	-
Other comprehensive loss, net of tax	(218,780)	-
Comprehensive loss	$(4,340,554)	$(2,452,295)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	-	$-	6,220,927	$622	$32,358,068	$-	$(12,659,895)	$19,698,795

Common stock issued in equity financing, net of issuance costs	-	-	4,928,571	493	64,166,361	-	-	64,166,854
Common stock issued from warrant and option exercises	-	-	31,949	3	72,750	-	-	72,753
Stock-based compensation	-	-	-	-	245,519	-	-	245,519
Net loss	-	-	-	-	-	-	(2,452,295)	(2,452,295)
Balance, March 31, 2021	-	$-	11,181,447	$1,118	$96,842,698	$-	$(15,112,190)	$81,731,626

Balance, December 31, 2021	-	$-	11,088,835	$1,109	$96,685,924	$(92,689)	$(25,022,924)	$71,571,420
Common stock issued from warrant and option exercises	-	-	95,779	10	299,778	-	-	299,788
Stock-based compensation	-	-	-	-	267,004	-	-	267,004
Share repurchases	-	-	(353,667)	(36)	(2,482,250)	-	-	(2,482,286)
Net loss	-	-	-	-	-	-	(4,121,774)	(4,121,774)
Other comprehensive loss	-	-	-	-	-	(218,780)	-	(218,780)
Balance, March 31, 2022	-	-	10,830,947	1,083	94,770,456	(311,469)	(29,144,698)	65,315,372

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,121,774)	$(2,452,295)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,989	1,343
Non-cash lease adjustments	36,151	-
Stock based compensation	267,004	245,519
Amortization of investment premium	51,400	-
Realized loss (gain) on foreign currency translation	(22,110)	-
Unrealized loss on equity securities	195,950	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(440,165)	(103,080)
Accounts payable and accrued expenses	742,523	164,074
Operating lease liabilities	(38,698)	-
Net cash flows used in operating activities	(3,327,730)	(2,144,439)

INVESTING ACTIVITIES
Redemptions of marketable securities	176,519	-
Net cash flows provided by investing activities	176,519	-

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock	-	68,999,994
Issuance costs	-	(4,783,816)
Repurchase of shares including commissions	(2,482,286)	-
Proceeds from stock option and warrant exercises	299,788	72,754
Net cash flows (used in) / provided by financing activities	(2,182,498)	64,288,932

Effect of foreign exchange rates on cash	2,278	-

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE PERIOD	(5,331,431)	62,144,493

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	52,524,295	19,229,232

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$47,192,864	$81,373,725

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	46,651,684	81,373,725
Restricted cash	541,180	-
CASH, CASH EQUIVALENTS AND RESTRICTED CASH	47,192,864	81,373,725

Non-cash investing and financing activities
Application of deferred offering costs to public offering proceeds	$-	$(49,324)
Unrealized losses on debt securities	212,488	-

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR platform. This now includes four drug candidates and an Antibody Drug Conjugate (ADC) program directed towards nine disclosed therapeutic targets:

●	LP-100 (irofulven), in a phase II trial for the treatment of prostate cancer;

●	LP-300 (Tavocept) in preparation to launch a phase II trial for the treatment of non-small cell lung cancer;

●	LP-184 in preclinical studies for treatment of solid tumors including pancreatic, prostate, and bladder cancers and glioblastoma;

●	LP-284, the stereoisomer (enantiomer) of LP-184, that has shown promising in-vitro anticancer activity in a range of hematological cancers, which are distinct from the indications targeted by LP-184; and

●	Our ADC program commenced in early 2021, and is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds.

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2021. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2021 year-end condensed consolidated balance sheet data in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 and the notes thereto included in the Company’s Annual Report on Form 10-K, dated March 10, 2022, on file with the Securities and Exchange Commission.

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

Note 2. Liquidity

The Company incurred a net loss of approximately $4,122,000 and $2,452,000 during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had working capital of approximately $64,589,000. The Company has received funding in the form of periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash as of March 31, 2022, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this quarterly report.

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

Restricted Cash

The Company considers cash held in escrow for the purposes of contractual contingencies to be restricted cash. All of the restricted cash at March 31, 2022 and December 31, 2021 relates to escrow amounts in connection with the Asset Purchase Agreement entered into by the Company and Allarity Therapeutics in July 2021 (See Note 4) and is considered a non-current asset until the contingent events related to the amount held in escrow are considered probable to occur.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2022 totaled approximately $2,447,000 and included approximately $1,582,000 of upfront payments for contractor fees, academic research studies and services, and subscriptions, approximately $344,000 of intellectual property related licensing and other fees, approximately $293,000 of prepaid annual insurance fees, and approximately $228,000 of interest and tax incentive receivable.

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

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, and mutual funds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” on the consolidated balance sheets until realized. Interest is reported within “Interest income” and dividend income is reported within “Other income, net” on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in “Other (expense) income, net” on the consolidated statements of operations, and any remaining unrealized losses are included in “Accumulated other comprehensive loss” on the consolidated balance sheets. There were no credit losses recorded for the three months ended March 31, 2022. There was no impairment charge for any unrealized losses for the three months ended March 31, 2022. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in “Other (expense) income, net” on the consolidated statements of operations. All purchases of marketable securities by the Company occurred after April 1, 2021, and as a result, there was no impact on the prior period.

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

Note 4. Commitments and Contingencies

General

The Company has entered into, and expects to enter into from time to time in the future, license agreements, strategic alliance agreements, assignment agreements, research service agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements are described in detail below (collectively, the “License, Strategic Alliance, and Research Agreements”). During the three months ended March 31, 2022, the Company expensed a total of approximately $1,858,000, and during the three months ended March 31, 2021, the Company expensed a total of approximately $658,000, under the License, Strategic Alliance, and Research Agreements described below. These expense amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

Approximately $2,228,000 and $1,493,000 are accrued and payable under the License, Strategic Alliance, and Research Agreements at March 31, 2022 and December 31, 2021, respectively, which amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Approximately $1,761,000 and $1,023,000 are included in prepaid expenses and other current assets with respect to the License, Strategic Alliance, and Research Agreements at March 31, 2022 and December 31, 2021, respectively, which amounts are included in the accompanying condensed consolidated balance sheets.

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

If the Company enters into a third-party transaction for LP-300, the Company is required to pay the BioNumerik-related payment recipients a specified percentage of any upfront, milestone, and royalty amounts received by the Company from the transaction, after first recovering specified direct costs incurred by the Company for the development of LP-300 that are not otherwise reimbursed from such third-party transaction.

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

Pursuant to the AFC License Agreement the Company made annual licensing fee payments to AF Chemicals relating to LP-184 for periods prior to signing the Second Addendum. In addition, the Company is obligated to make milestone payments to AF Chemicals at the time of an Investigational New Drug Application (“IND”) filing relating to LP-184 and also upon reaching additional specified milestones in connection with the development and potential marketing approval of LP-184 in the United States, specified countries in Europe, and other countries.

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

Pursuant to the Second Addendum, no additional payments of annual licensing fees or development diligence extension payments related to LP-184 are required to be made by the Company until January 15, 2025, at which time these obligations will resume. The Company will also be obligated to make payments to AF Chemicals relating to LP-100 beginning January 15, 2025, as described below.

In the event of a sublicense of the LP-184 rights, the Company is obligated to pay AF Chemicals (a) a low double-digit percentage of the gross income and fees received by the Company with respect to the United States in connection with such sublicense, and (b) a lower double digit percentage of the gross income and fees received by the Company with respect to Europe and Japan in connection with such sublicense.

The amounts to be paid to AF Chemicals with respect to LP-100 under the AFC License Agreement are in many ways similar to the amounts to be paid with respect to LP-184 as described above. In addition, the AFC License Agreement contains specified time requirements for the Company to enroll patients in clinical trials and file a potential NDA with respect to LP-100. Extension fees may be paid by the Company to AF Chemicals from time to time related to these requirements. Pursuant to the Second Addendum with AF Chemicals, no additional payments of annual licensing fees or development diligence extension payments are required to be made by the Company with respect to LP-100 until January 15, 2025, at which time these obligations will resume.

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

On July 23, 2021, the Company entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity. The transaction includes global rights to LP-100, as well as the developed clinical protocol for an intended study in bladder and prostate cancer patients who have a mutation in the ERCC2/3 genes. As a result of this transaction, the Company has full authority to manage and guide future clinical development and commercialization of LP-100. Under the terms of the Asset Purchase Agreement, the Company paid an initial upfront payment of $1,000,000 to Allarity. The Company determined there was no planned alternative future use for these assets outside of the clinical development of LP-100 and therefore the full amount of the upfront payment was included in research and development expense. The Company released approximately $459,000 from escrow related to LP-100 drug stock during the three months ended March 31, 2022. Future payments of up to $500,000 currently held in escrow also have the potential to deliver an additional amount to Allarity based on drug trial enrollment milestones within the 24 months following the date of the transaction. Allarity is also eligible to receive additional milestone payments over the life of the program based on IP license milestones and regulatory filings and approvals in the US and EU, and low- to mid-single-digit royalties on future commercial net sales. As part of the Asset Purchase Agreement, the Allarity License and Development Agreement was terminated.

Califia Pharma

In December 2020, the Company entered into an Evaluation and Limited Use Agreement (the “Evaluation Agreement”) with Califia Pharma, Inc. (“Califia”). The Evaluation Agreement provided for the Company and Califia to collaborate on the in vitro and in vivo testing and evaluation of novel Califia linker technology and related payloads to be conjugated to a Lantern targeting entity. The Evaluation Agreement also provided the Company with the right to negotiate with Califia for exclusive license rights to use LP-184 and related analogs as the payload with an affinity drug conjugate or small molecule drug conjugate targeting entity supplied by the Company. The Company also had the right under the Evaluation Agreement to negotiate for non-exclusive license rights to use a targeting entity from the Company with a payload and linker combination selected from novel specified Califia payloads and linkers. The Evaluation Agreement expired on December 31, 2021 and the Company determined not to extend it.

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

Southwest Research Institute

As part of the Company’s research and development activities, the Company has engaged Southwest Research Institute (“SwRI”) from time to time to assist with compound synthesis and manufacturing related activities for the Company’s product candidates. The Company has entered into agreements with SwRI for the non-GMP and cGMP synthesis of LP-184 material and related analytical development to assist with preclinical studies. The Company expects to pay additional amounts to SwRI in future periods as additional work is conducted by SwRI under the agreements.

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

vivoPharm

In September 2021, the Company’s Australian subsidiary entered into an agreement with RDDT, a vivoPharm Company Pty Ltd (“vivoPharm”), for multiple preclinical studies, including animal studies, as part of an IND-enabling program for LP-184. The Company expects that additional amounts will be paid to vivoPharm in future periods in accordance with the payment schedule specified under the vivoPharm agreement, as amended.

TD2

In October 2021, the Company entered into a Statement of Work, as amended in March 2022, with Translational Drug Development, LLC (“TD2”) providing for TD2 to serve as the lead contract research organization (CRO) for the Company’s Phase II clinical trial for its product candidate LP-300. The Company expects to make payments over the next 18 to 24 months in connection with services provided by TD2 as well as clinical trial site and other pass-through costs relating to the LP-300 Phase II clinical trial.

Berkshire Sterile Manufacturing

During the three months ended March 31, 2022, the Company entered into agreements with Berkshire Sterile Manufacturing (“Berkshire”) to support technical transfer and GMP drug product manufacturing of LP-300. The Company expects that additional amounts will be paid to Berkshire in future periods in accordance with the payment schedule specified under the Berkshire agreements.

Shilpa

In March 2022, the Company entered into an agreement with Shilpa Medicare Limited (“Shilpa”) for fit-to-purpose process development and synthesis of a key starting material relating to the synthesis of LP-184 under cGMP release. The Company expects that additional amounts will be paid to Shilpa in future periods in accordance with the payment schedule specified under the Shilpa agreement.

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

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of March 31, 2022 and December 31, 2021. No revenue has been recognized from this grant through March 31, 2022.

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate are collaborating on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. The term of the Collaboration Agreement was recently extended to continue until March 31, 2023. The Company’s director Mr. Kreis is also a director of Actuate. Affiliates of Mr. Kreis hold substantial beneficial ownership interests in both the Company and Actuate. Through March 31, 2022, no revenues have been recognized under the Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. These shares do not have a readily determinable fair value, but will be adjusted for observable price changes, if any, in future periods. There were no adjustments to the carrying amount through March 31, 2022.

Note 5. Leases

The operating lease cost recognized in general and administrative expenses in our consolidated statements of operations was approximately $39,000 for the three months ended March 31, 2022, and approximately $2,000 during the three months ended March 31, 2021.

The following provides balance sheet information related to leases as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Assets
Operating lease, right-of-use asset, net	$152,034	$185,943
Liabilities
Current portion of operating lease liabilities	$155,192	$152,058
Operating lease liabilities, net of current portion	13,299	52,890
Total operating lease liabilities	$168,491	$204,948

At March 31, 2022, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2022 (remaining nine months)	119,705
2023	53,403
Total minimum lease payments	173,108
Less amount representing interest	(4,617)
Present value of future minimum lease payments	168,491
Less current portion of operating lease liabilities	(155,192)
Operating lease liabilities, net of current portion	$13,299

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

	Right-of-Use Asset	Operating Lease Liability
Balance at December 31, 2021	$185,943	$204,948
Additions	-	-
Amortizations and Reductions	(33,909)	(36,457)
Balance at March 31, 2022	152,034	168,491

Other supplemental information related to operating leases is as follows:

	As of March 31,
	2022	2021
Weighted average remaining term of operating leases (in years)	1.08	-
Weighted average discount rate of operating leases	4.65%	-%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the three months ended March 31, 2022. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

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

In November 2021, the Company’s Board of Directors authorized a share repurchase program to acquire up to $7,000,000 of the Company’s common stock. During the three months ended March 31, 2022, the Company repurchased 353,667 shares of common stock pursuant to the repurchase program for a total of approximately $2,482,000, including purchase fees.

During the three months ended March 31, 2022 the Company issued 95,779 shares of common stock relating to the cash exercise of warrants for total proceeds of approximately $300,000. All of such warrants were exercisable at an exercise price of $3.13 per share of common stock.

As of March 31, 2022 and December 31, 2021, the Company had 25,000,000 authorized shares of Common Stock, of which 10,830,947 and 11,088,835 shares were issued and outstanding, respectively.

Warrants

During the three months ended March 31, 2022, the Company issued 95,779 shares of common stock relating to the cash exercise of warrants that were expiring. The Company had warrants to purchase 177,998 shares of common stock outstanding and exercisable as of March 31, 2022 at a weighted average exercise price of $9.27 per share, and with expiration dates ranging from March 7, 2024 to June 10, 2025. The Company had warrants to purchase 273,777 shares of common stock outstanding and exercisable as of December 31, 2021 at a weighted average exercise price of $7.12 per share, and with expiration dates ranging from March 17, 2022 to June 10, 2025.

Options

The Company recorded stock-based compensation of approximately $267,000 related to stock options during the three months ended March 31, 2022, and approximately $246,000 related to stock options during the three months ended March 31, 2021, respectively. These amounts are allocated between general and administrative and research and development expenses in the accompanying condensed consolidated statements of operations.

A summary of stock option activity under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (the “Plan”) during the three months ended March 31, 2022 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2021	890,826	$6.54
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding March 31, 2022	890,826	$6.54

Options were exercisable for 692,666 shares of Common Stock at March 31, 2022 at a weighted average exercise price of $4.80.

During the three months ended March 31, 2021, no options were granted, options were exercised to purchase 11,782 shares of common stock, and no options expired or were canceled.

Note 7. Marketable Securities

At March 31, 2022, marketable securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government & Agency Securities	3,806,585	-	(110,778)	3,695,807
Corporate Bonds	9,314,221	-	(194,583)	9,119,638
Marketable Securities - Debt	$13,120,806	$-	$(305,361)	$12,815,445

Mutual Funds – Fixed Income	4,002,704	-	(166,304)	3,836,400
Mutual Funds – Alternative Investments	2,023,154	-	(110,204)	1,912,950
Marketable Securities – Mutual Funds	$6,025,858	$-	$(276,508)	$5,749,350

The contractual maturities of the investments classified as Government & Agency Securities and Corporate Bonds are as follows:

As of March 31, 2022
Due within one year	$4,460,428
Due in one to two years	5,542,542
Due in two to five years	2,812,475
$12,815,445

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of March 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of March 31, 2022
	Less than 12 months
	Fair Value	Unrealized Loss
Government & Agency Securities	$3,695,807	$(110,778)
Corporate Bonds	9,119,638	(194,583)
Mutual Funds – Fixed Income	3,836,400	(166,304)
Mutual Funds – Alternative Investments	1,912,950	(110,204)
	$18,564,795	$(581,869)

During the three months ended March 31, 2022, bonds were redeemed for approximately $170,000 at a realized loss of approximately $7,000. We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of March 31, 2022, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of March 31, 2022 our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our mutual funds – alternative investments were valued using NAV, net asset value per share, under the practical expedient methodology.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 2 or NAV, and we have no financial assets measured using Level 1 or 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of March 31, 2022
Description	Total	Level 1	Level 2	Level 3	NAV*
Government & Agency Securities	3,695,807	-	3,695,807	-	-
Corporate Bonds	9,119,638	-	9,119,638	-	-
Mutual Funds – Fixed Income	3,836,400	-	3,836,400	-	-
Mutual Funds – Alternative Investments	1,912,950	-	-	-	1,912,950
	$18,564,795	$-	$16,651,845	$-	$1,912,950

*	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

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

	Outstanding at March 31,
	2022	2021
Warrants to purchase Common Stock	177,998	305,294
Stock options	890,826	823,826
	1,068,824	1,129,120

Note 11. Subsequent Events

The Company’s Board of Directors (the “Board”), effective April 28, 2022, approved the amendment of the employment agreements, as amended, for Kishor G. Bhatia, Chief Scientific Officer and David R. Margrave, Chief Financial Officer, to extend the term of each of the agreements to continue until July 30, 2024. In conjunction with these amendments, the Compensation Committee of the Board approved (i) the increase of Dr. Bhatia’s annual pre-tax base salary to $175,000, subject to further Board approval; and (ii) the increase of Mr. Margrave’s annual pre-tax base salary to $343,000, subject to further Board approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from the plans, intentions, expectations and other forward-looking statements included in the discussion below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those factors discussed in the Risk Factors section of our 2021 Form 10-K on file with the SEC.

Overview

We are a clinical stage biotechnology company, focused on leveraging artificial intelligence (“A.I.”), machine learning and genomic data to streamline the drug development process and to identify the patients that will benefit from our targeted oncology therapies. Our portfolio of therapies consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 20 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $4,122,000 for the three months ended March 31, 2022 and approximately $2,452,000 for the three months ended March 31, 2021, respectively.

Our net losses have primarily resulted from costs incurred in licensing and developing the drug candidates in our pipeline, planning, preparing for and conducting clinical trials and preclinical studies, early-stage clinical testing and general and administrative activities associated with our operations. We expect to continue to incur significant expenses and corresponding increased operating losses for the foreseeable future as we continue to develop our pipeline. Our costs may further increase as we conduct preclinical studies and clinical trials and potentially seek regulatory clearance for and prepare to commercialize our drug candidates. We expect to incur significant expenses to continue to build the infrastructure necessary to support our expanded operations, preclinical studies, clinical trials, commercialization, including manufacturing, marketing, sales and distribution functions. We have experienced and will continue to experience increased costs associated with operating as a public company.

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

Components of Our Results of Operations

Revenues

We did not recognize revenues for three month periods ended March 31, 2022 and March 31, 2021.

Our research and development costs by project category for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
LP-300	$1,102,828	$534,585
LP-184	802,016	463,950
LP-100	518,954	-
ADC Program*	10,971	-
RADR® Platform	200,452	141,578
Other	25,016	138,924
Total research and development expenses	$2,660,237	$1,279,037

*	Prior to the three months ended September 30, 2021, amounts associated with ADC Program were included with “Other”.

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

Summary Results of Operations for the Three Months Ended March 31, 2022 and March 31, 2021 (unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
General and administrative	$1,406,160	$1,173,258
Research and development	2,660,237	1,279,037
Total operating expenses	4,066,397	2,452,295
Loss from operations	(4,066,397)	(2,452,295)
Interest income	22,421	-
Other income, net	(77,798)	-
NET LOSS	$(4,121,774)	$(2,452,295)

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

General and Administrative Expenses

General and administrative expenses increased approximately $233,000, or 19.9%, from approximately $1,173,000 for the three months ended March 31, 2021 to approximately $1,406,000 for the three months ended March 31, 2022. The increase was primarily attributable to increases in office and administrative expense of approximately $33,000, increases in rent expense of approximately $36,000, increases in travel expense of approximately 29,000, increases in stock option compensation of approximately $30,000, increases in legal and patent related fees of approximately $49,000, increases in other professional fees of approximately $112,000, and increases in payroll related expense of approximately $30,000. This was partially offset by decreases in corporate insurance expense of approximately $87,000.

Research and Development Expenses

Research and development expenses increased approximately $1,381,000, or 108%, from approximately $1,279,000 for the three months ended March 31, 2021 to approximately $2,660,000 for the three months ended March 31, 2022. The increase was primarily attributable to increases in product candidate manufacturing related expenses of approximately $478,000, increases in research studies of approximately $309,000, increases in consulting expenses of approximately $133,000, and an increase of approximately $459,000 related to the escrow payment released to Allarity under the Allarity Asset Purchase Agreement, which payment was a nonrecurring expense.

Interest and Other Income

Interest income increased approximately $22,000 from zero for the three months ended March 31, 2021 to approximately $22,000 for the three months ended March 31, 2022. This increase was attributable to investments in marketable securities entered into after March 31, 2021. Other income, net decreased approximately $78,000 from zero for the three months ended March 31, 2021 to a loss of approximately $78,000 for the three months ended March 31, 2022. This decrease was primarily attributable to unrealized loss on equity securities of approximately $196,000, which was partially offset by dividend income of approximately $20,000, tax incentives of approximately $83,000, and foreign currency gain of approximately $22,000.

Liquidity and Capital Resources

We incurred net losses of approximately $4,122,000 and $2,452,000 for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, we had working capital of approximately $64,589,000 and as of December 31, 2021 we had working capital of approximately $70,390,000.

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

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $46,652,000 and $51,524,000, respectively. Based on our anticipated expenditures and capital commitments as of the date of this report, we believe that our existing cash and cash equivalents as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Three Months ended March 31,
	2022	2021
	(Unaudited)
Net cash flows used in operating activities	$(3,327,730)	$(2,144,439)
Net cash flows provided by investing activities	176,519	-
Net cash flows (used in) / provided by financing activities	(2,182,498)	64,288,932
Effect of foreign exchange rates on cash	2,278	-
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(5,331,431)	$62,144,493

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was approximately $3,328,000 compared to approximately $2,144,000 for the three months ended March 31, 2021. The increase in net cash used in operating activities was primarily the result of the increase in the net loss for the three months ended March 31, 2022.

Investing Activities

For the three months ended March 31, 2022, net cash provided by investing activities was approximately $177,000 compared to $0 for the three months ended March 31, 2021. The increase in net cash provided by investing activities was primarily due to proceeds from redemptions of marketable securities during the three months ended March 31, 2022.

Financing Activities

Net cash used in financing activities was approximately $2,183,000 during the three months ended March 31, 2022, attributable primarily to repurchases of shares pursuant to the Company’s share buyback program. Net cash provided by financing activities during the three months ended March 31, 2021 was approximately $64,289,000, attributable primarily to net proceeds from our equity financing in January 2021.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended March 31, 2022.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of March 31, 2022 and December 31, 2021.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $6,000 for the three months ended March 31, 2022 in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

Exercise of Warrants

In March 2022, warrant holders acquired 95,779 shares of common stock pursuant to the cash exercise of warrants to purchase 95,779 shares. The warrants were exercisable at an exercise price of $3.13 per share of common stock. The issuance of common shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The recipients of the shares represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed regarding the stock issued in these transactions. The sale of these securities was made without any general solicitation or advertising.

Issuer Purchases of Equity Securities

In November 2021, our Board of Directors authorized a share repurchase program to acquire up to $7,000,000 of the Company’s common stock. Our Board of Directors initially authorized the share repurchase program to continue through March 31, 2022 and in March 2022 extended the program through July 31, 2022, subject to further extension as may be authorized by the Board of Directors. Common stock repurchase activity under our publicly announced share repurchase program during the three months ended March 31, 2022 was as follows:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares that may yet be purchased under the program
January 1, 2022 to January 31, 2022	181,074	$7.14	$4,770,382
February 1, 2022 to February 28, 2022	124,081	$6.74	$3,933,565
March 1, 2022 to March 31, 2022	48,512	$6.11	$3,637,316
Total	353,667	$6.86	$3,637,316

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

Item 5. Other Information.

The Company’s Board of Directors (the “Board”), effective April 28, 2022, approved the amendment of the employment agreements, as amended, for Kishor G. Bhatia, Chief Scientific Officer and David R. Margrave, Chief Financial Officer, to extend the term of each of the agreements to continue until July 30, 2024. In conjunction with these amendments, the Compensation Committee of the Board approved (i) the increase of Dr. Bhatia’s annual pre-tax base salary to $175,000, subject to further Board approval; and (ii) the increase of Mr. Margrave’s annual pre-tax base salary to $343,000, subject to further Board approval.

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

Lantern Pharma Inc.,

A Delaware Corporation

Dated: May 3, 2022	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: May 3, 2022	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer