Form 10-Q
period 2022-06-30
Lantern Pharma Inc.
filed 2022-08-08
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022 the registrant had 10,830,947 shares of common stock, $0.0001 par value per share outstanding.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$43,362,868	$51,524,295
Marketable securities	18,786,629	19,201,152
Prepaid expenses and other current assets	3,513,485	1,990,953
Total current assets	65,662,982	72,716,400

Property and equipment, net	40,050	30,245
Operating lease right-of-use assets	117,699	185,943
Restricted cash	541,180	1,000,000
Other assets	17,889	17,889

TOTAL ASSETS	$66,379,800	$73,950,477

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,173,588	$2,174,109
Operating lease liabilities, current	130,705	152,058
Total current liabilities	5,304,293	2,326,167

Operating lease liabilities, net of current portion	-	52,890

TOTAL LIABILITIES	5,304,293	2,379,057

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value (1,000,000 authorized at June 30, 2022 and December 31, 2021; $.0001 par value) (Zero shares issued and outstanding at June 30, 2022 and December 31, 2021)	-	-
Common Stock – Par Value (25,000,000 authorized at June 30, 2022 and December 31, 2021; $.0001 par value) (10,830,947 shares issued and outstanding at June 30, 2022; 11,088,835 shares issued and outstanding at December 31, 2021)	1,083	1,109
Additional paid-in capital	95,059,989	96,685,924
Accumulated deficit	(33,637,084)	(25,022,924)
Accumulated other comprehensive loss	(348,481)	(92,689)
Total stockholders’ equity	61,075,507	71,571,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,379,800	$73,950,477

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$1,405,998	$1,314,201	$2,812,158	$2,487,459
Research and development	2,988,823	1,164,892	5,649,060	2,443,929
Total operating expenses	4,394,821	2,479,093	8,461,218	4,931,388
Loss from operations	(4,394,821)	(2,479,093)	(8,461,218)	(4,931,388)
Interest income	55,026	47,889	77,447	47,889
Other income, net	(152,591)	114,723	(230,389)	114,723

NET LOSS	$(4,492,386)	$(2,316,481)	$(8,614,160)	$(4,768,776)

Net loss per share of common shares, basic and diluted	$(0.41)	$(0.21)	$(0.79)	$(0.45)
Weighted-average number of common shares outstanding, basic and diluted	10,830,947	11,181,504	10,853,238	10,631,121

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NET LOSS	$(4,492,386)	$(2,316,481)	$(8,614,160)	$(4,768,776)

Other comprehensive loss, net of tax
Unrealized loss on available-for-sale securities, net of tax	(63,783)	(47,565)	(276,271)	(47,565)
Unrealized gain on foreign currency translation	26,771	-	20,479	-
Other comprehensive loss, net of tax	(37,012)	(47,565)	(255,792)	(47,565)
Comprehensive loss	$(4,529,398)	$(2,364,046)	$(8,869,951)	$(4,816,341)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Three and Six Months Ended June 30, 2021
Balance, December 31, 2020	-	$-	6,220,927	$622	$32,358,068	$-	$(12,659,895)	$19,698,795

Common stock issued in equity financing, net of issuance costs	-	-	4,928,571	493	64,166,361	-	-	64,166,854
Common stock issued from warrant and option exercises	-	-	31,949	3	72,750	-	-	72,753
Stock-based compensation	-	-	-	-	245,519	-	-	245,519
Net loss	-	-	-	-	-	-	(2,452,295)	(2,452,295)
Balance, March 31, 2021	-	$-	11,181,447	$1,118	$96,842,698	$-	$(15,112,190)	$81,731,626

Common stock issued from warrant exercise	-	-	2,592	-	-	-	-	-
Stock-based compensation	-	-	-	-	245,684	-	-	245,684
Net loss	-	-	-	-	-	-	(2,316,481)	(2,316,481)
Other Comprehensive Loss	-	-	-	-	-	(47,565)	-	(47,565)
Balance June 30, 2021	-	$-	11,184,039	$1,118	$97,088,382	$(47,565)	$(17,428,671)	$79,613,264

Three and Six Months Ended June 30, 2022

Balance, December 31, 2021	-	$-	11,088,835	$1,109	$96,685,924	$(92,689)	$(25,022,924)	$71,571,420
Common stock issued from warrant and option exercises	-	-	95,779	10	299,778	-	-	299,788
Stock-based compensation	-	-	-	-	267,004	-	-	267,004
Share repurchases	-	-	(353,667)	(36)	(2,482,250)	-	-	(2,482,286)
Net loss	-	-	-	-	-	-	(4,121,774)	(4,121,774)
Other comprehensive loss	-	-	-	-	-	(218,780)	-	(218,780)
Balance, March 31, 2022	-	$-	10,830,947	$1,083	$94,770,456	$(311,469)	$(29,144,698)	$65,315,372

Stock-based compensation	-	-	-	-	289,533	-	-	289,533
Net loss	-	-	-	-	-	-	(4,492,386)	(4,492,386)
Other comprehensive loss	-	-	-	-	-	(37,012)	-	(37,012)
Balance, June 30, 2022	-	$-	10,830,947	$1,083	$95,059,989	$(348,481)	$(33,637,084)	$61,075,507

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,614,160)	$(4,768,776)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,374	2,923
Non-cash lease adjustments	72,300	24,100
Stock based compensation	556,537	491,203
Amortization of investment premium	67,510	-
Gain on loan forgiveness	-	(109,223)
Realized loss on foreign currency translation	63,987	-
Realized loss on sale of marketable securities	48,690	-
Unrealized loss on investment securities	357,100	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,562,090)	(169,880)
Accounts payable and accrued expenses	3,023,686	677,615
Operating lease liabilities	(78,298)	-
Other assets	-	(17,889)
Net cash flows used in operating activities	(6,060,364)	(3,869,927)

INVESTING ACTIVITIES
Purchase of property and equipment	(14,178)	(12,014)
Purchase of marketable securities	(2,004,731)	(18,282,105)
Sale of marketable securities	1,669,680	-
Net cash flows used in investing activities	(349,229)	(18,294,119)

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock	-	68,999,994
Issuance costs	-	(4,783,816)
Repurchase of shares including commissions	(2,482,286)	-
Proceeds from stock option and warrant exercises	299,788	72,753
Net cash flows (used in) / provided by financing activities	(2,182,498)	64,288,931

Effect of foreign exchange rates on cash	(28,156)	-

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE PERIOD	(8,620,247)	42,124,885

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	52,524,295	19,229,232

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$43,904,048	$61,354,117

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	43,362,868	61,354,117
Restricted cash	541,180	-
CASH, CASH EQUIVALENTS AND RESTRICTED CASH	43,904,048	61,354,117

Non-cash investing and financing activities
Application of deferred offering costs to public offering proceeds	$-	$(49,324)
Unrealized losses on debt securities	$(276,271)	$(47,565)

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR platform. This now includes four drug candidates and an Antibody Drug Conjugate (ADC) program directed towards nine disclosed therapeutic targets:

●	LP-100 (irofulven) in a phase II trial for the treatment of prostate cancer;

●	LP-300 (Tavocept), which we recently launched in a Phase II clinical trial, the Harmonic™ trial, focused on never smokers with advanced non-small cell lung cancer;

●	LP-184 in preclinical studies for treatment of solid tumors including pancreatic, prostate, and bladder cancers and glioblastoma;

●	LP-284, the stereoisomer (enantiomer) of LP-184, that has shown promising in-vitro anticancer activity in a range of hematological cancers, which are distinct from the indications targeted by LP-184; and

●	Our ADC program commenced in early 2021, and is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds.

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2021. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from these estimates.

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

Note 2. Liquidity

The Company incurred a net loss of approximately $8,614,000 and $4,769,000 during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had working capital of approximately $60,359,000. The Company has received funding in the form of periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash as of June 30, 2022, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this quarterly report.

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

Restricted Cash

The Company considers cash held in escrow for the purposes of contractual contingencies to be restricted cash. All of the restricted cash at June 30, 2022 and December 31, 2021, relates to escrow amounts in connection with the Asset Purchase Agreement entered into by the Company and Allarity Therapeutics in July 2021 (See Note 4) and is considered a non-current asset until the contingent events related to the amount held in escrow are considered probable to occur.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2022 totaled approximately $3,513,000 and included approximately $1,848,000 of upfront payments for contractor fees, academic research studies and services, and subscriptions, approximately $313,000 of intellectual property related licensing and other fees, approximately $1,014,000 of prepaid annual insurance fees, and approximately $339,000 of interest and tax incentive receivable.

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

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, and mutual funds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within accumulated other comprehensive income on the consolidated balance sheets until realized. Interest is reported within interest income and dividend income is reported within other income, net on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other (expense) income, net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the consolidated balance sheets. There were no credit losses recorded for the three and six months ended June 30, 2022 and 2021. There was no impairment charge for any unrealized losses for the three and six months ended June 30, 2022 and 2021. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in other (expense) income, net on the consolidated statements of operations.

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

Note 4. Commitments and Contingencies

General

The Company has entered into, and expects to enter into from time to time in the future, license agreements, strategic alliance agreements, assignment agreements, research service agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements are described in detail below (collectively, the “License, Strategic Alliance, and Research Agreements”). During the three and six months ended June 30, 2022, the Company expensed a total of approximately $1,931,000 and $3,789,000, and during the three and six months ended June 30, 2021, the Company expensed a total of approximately $465,000 and $1,123,000, under the License, Strategic Alliance, and Research Agreements described below. These expense amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

Approximately $3,158,000 and $1,493,000 are accrued and payable under the License, Strategic Alliance, and Research Agreements at June 30, 2022 and December 31, 2021, respectively, which amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Approximately $2,040,000 and $1,023,000 are included in prepaid expenses and other current assets with respect to the License, Strategic Alliance, and Research Agreements at June 30, 2022 and December 31, 2021, respectively, which amounts are included in the accompanying condensed consolidated balance sheets.

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

Pursuant to the Second Addendum, the Company made specified payments to AF Chemicals during the three months ended June 30, 2021. The Second Addendum also provides that, from December 30, 2020 until January 15, 2025, the Company will have no obligation to pay annual licensing fees, development diligence extension payments, or patent maintenance fee payments to AFC under the AFC License Agreement.

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

On July 23, 2021, the Company entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity. The transaction includes global rights to LP-100, as well as the developed clinical protocol for an intended study in bladder and prostate cancer patients who have a mutation in the ERCC2/3 genes. As a result of this transaction, the Company has full authority to manage and guide future clinical development and commercialization of LP-100. Under the terms of the Asset Purchase Agreement, the Company paid an initial upfront payment of $1,000,000 to Allarity. The Company determined there was no planned alternative future use for these assets outside of the clinical development of LP-100 and therefore the full amount of the upfront payment was included in research and development expense. The Company released approximately $459,000 from escrow to Allarity related to recertification of LP-100 drug stock during the six months ended June 30, 2022. Future payments of up to $500,000 currently held in escrow also have the potential to deliver an additional amount to Allarity based on drug trial enrollment milestones within the 24 months following the date of the transaction. Allarity is also eligible to receive additional milestone payments over the life of the program based on IP license milestones and regulatory filings and approvals in the US and EU, and low- to mid-single-digit royalties on future commercial net sales. As part of the Asset Purchase Agreement, the Allarity License and Development Agreement was terminated.

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

Patheon API Services

The Company has entered into agreements with Patheon API Services, Inc. (“Patheon”) for the manufacture and supply of cGMP material to support the Company’s Phase II clinical trial for its product candidate LP-300. In addition to producing LP-300 API (active pharmaceutical ingredient) under cGMP (current Good Manufacturing Practices) conditions, Patheon transferred previously validated manufacturing processes and analytical methods for LP-300 and produced non-GMP material for use in support of non-clinical studies for LP-300. The agreements provide for payments in stages as specified process and manufacturing milestones are achieved. Patheon, a part of Thermo Fisher Scientific, has previously developed and/or manufactured more than 700 pharmaceuticals for biopharma clients and has more than 55 locations around the world, providing access to a fully integrated global network of facilities. The Company expects to pay additional amounts to Patheon in future periods in accordance with specified process and manufacturing milestones under the Patheon agreements.

Southwest Research Institute

As part of the Company’s research and development activities, the Company has engaged Southwest Research Institute (“SwRI”) from time to time to assist with compound synthesis and manufacturing related activities for the Company’s product candidates. The Company has entered into agreements with SwRI for the non-GMP and cGMP synthesis of LP-184 material and related analytical development. The Company expects to pay additional amounts to SwRI in future periods as additional work is conducted by SwRI under the agreements.

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

vivoPharm

In September 2021, the Company’s Australian subsidiary entered into an agreement with RDDT, a vivoPharm Company Pty Ltd (“vivoPharm”), for multiple preclinical studies, including animal studies, as part of an IND-enabling program for LP-184. The Company’s Australian subsidiary entered into an additional agreement with vivoPharm in June 2022 as part of an IND-enabling program for LP-284. The Company expects that additional amounts will be paid to vivoPharm in future periods in accordance with the payment schedule specified under the vivoPharm agreements, as amended.

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

Berkshire Sterile Manufacturing

During the six months ended June 30, 2022, the Company entered into agreements with Berkshire Sterile Manufacturing (“Berkshire”) to support technical transfer and GMP drug product manufacturing of LP-300. The Company expects that additional amounts will be paid to Berkshire in future periods in accordance with the payment schedule specified under the Berkshire agreements.

Shilpa

In March 2022, the Company entered into an agreement with Shilpa Medicare Limited (“Shilpa”) for fit-to-purpose process development and synthesis of a key starting material relating to the synthesis of LP-184 under cGMP release. In July 2022, the Company entered into agreements with Shilpa Pharma Lifesciences for the cGMP synthesis of LP-184 API material as well as for drug product development and cGMP drug product manufacturing of LP-184. The Company expects that additional amounts will be paid to the Shilpa entities in future periods in accordance with the payment schedule specified under the Shilpa agreements.

Curia

In June 2022, the Company entered into an agreement with Curia Global, Inc. (“Curia”) for the cGMP manufacture of LP-300 API. The Company expects that additional amounts will be paid to Curia in future periods in accordance with the payment schedule specified under the Curia agreement.

Cancer Insight

In May 2022, the Company entered into an agreement with Cancer Insight, LLC (“Cancer Insight”) for IND filing, regulatory support, Phase I pre-trial startup activities, and strategic program consulting relating to LP-184. The Company expects that additional amounts will be paid to Cancer Insight in future periods in accordance with the payment schedule specified under the Cancer Insight agreement.

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

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of June 30, 2022 and December 31, 2021. No revenue has been recognized from this grant through June 30, 2022.

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate are collaborating on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. The term of the Collaboration Agreement was recently extended to continue until March 31, 2023. Leslie W. Kreis, Jr., a director of the Company until June 8, 2022, is also a director of Actuate. Affiliates of Mr. Kreis hold substantial beneficial ownership interests in both the Company and Actuate. Through June 30, 2022, no revenues have been recognized under the Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. These shares do not have a readily determinable fair value, but will be adjusted for observable price changes, if any, in future periods. There were no adjustments to the carrying amount through June 30, 2022.

Note 5. Leases

The operating lease cost recognized in general and administrative expenses in our consolidated statements of operations was approximately $39,000 and $78,000 for the three and six months ended June 30, 2022, respectively, and approximately $27,000 and $29,000 during the three and six months ended June 30, 2021, respectively.

The following provides balance sheet information related to leases as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Assets
Operating lease, right-of-use asset, net	$117,699	$185,943
Liabilities
Current portion of operating lease liabilities	$130,705	$152,058
Operating lease liabilities, net of current portion	-	52,890
Total operating lease liabilities	$130,705	$204,948

At June 30, 2022, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2022 (remaining six months)	80,104
2023	53,403
Total minimum lease payments	133,507
Less amount representing interest	(2,802)
Present value of future minimum lease payments	130,705
Less current portion of operating lease liabilities	(130,705)
Operating lease liabilities, net of current portion	$-

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

Other supplemental information related to operating leases is as follows:

	As of June 30,
	2022	2021
Weighted average remaining term of operating leases (in years)	0.83	1.83
Weighted average discount rate of operating leases	4.65%	4.65%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the three and six months ended June 30, 2022. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

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

During the three and six months ended June 30, 2021, the Company issued zero and 19,367 shares of common stock relating to the cash exercise of warrants for total proceeds of approximately $61,000. During the three and six months ended June 30, 2021, the Company also issued 2,592 and 3,392 shares of common stock relating to the cashless exercise of warrants to purchase 3,258 and 4,215 shares, respectively. All of such warrants were exercisable at an exercise price of $3.13 per share of common stock.

In November 2021, the Company’s Board of Directors authorized a share repurchase program to acquire up to $7,000,000 of the Company’s common stock. During the three and six months ended June 30, 2022, the Company repurchased zero and 353,667 shares of common stock, respectively, pursuant to the repurchase program for a total of approximately $2,482,000, including purchase fees. The share repurchase program terminated July 31, 2022.

During the three and six months ended June 30, 2022 the Company issued zero and 95,779 shares of common stock, respectively, relating to the cash exercise of warrants for total proceeds of approximately $300,000. All of such warrants were exercisable at an exercise price of $3.13 per share of common stock.

No share issuances relating to option exercises occurred during the three and six months ended June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Company had 25,000,000 authorized shares of Common Stock, of which 10,830,947 and 11,088,835 shares were issued and outstanding, respectively.

Warrants

During the three and six months ended June 30, 2021, the Company issued zero and 19,367 shares of common stock, respectively, relating to the cash exercise of warrants. During the three and six months ended June 30, 2021, the Company also issued 2,592 and 3,392 shares of common stock, respectively, relating to the cashless exercise of warrants to purchase 3,258 and 4,215 shares, respectively.

During the three and six months ended June 30, 2022, the Company issued zero and 95,779 shares of common stock, respectively, relating to the cash exercise of warrants that were expiring.

The Company had warrants to purchase 177,998 shares of common stock outstanding and exercisable as of June 30, 2022 at a weighted average exercise price of $9.27 per share, and with expiration dates ranging from March 7, 2024 to June 10, 2025. The Company had warrants to purchase 273,777 shares of common stock outstanding and exercisable as of December 31, 2021 at a weighted average exercise price of $7.12 per share, and with expiration dates ranging from March 17, 2022 to June 10, 2025.

Options

The Company recorded stock-based compensation of approximately $290,000 and $557,000 related to stock options during the three and six months ended June 30, 2022, and approximately $246,000 and $491,000 related to stock options during the three and six months ended June 30, 2021, respectively. These amounts are allocated between general and administrative and research and development expenses in the accompanying condensed consolidated statements of operations.

A summary of stock option activity under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (the “Plan”) during the six months ended June 30, 2022 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2021	890,826	$6.54
Granted	55,000	6.12
Exercised	-	-
Cancelled or expired	(5,886)	12.95
Outstanding June 30, 2022	939,940	$6.48

Options were exercisable for 722,230 shares of Common Stock at June 30, 2022 at a weighted average exercise price of $5.15.

During the six months ended June 30, 2021, no options were granted, options were exercised to purchase 11,782 shares of common stock, and no options expired or were canceled.

Note 7. Marketable Securities

At June 30, 2022, marketable securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government & Agency Securities	5,016,687	-	(136,782)	4,879,905
Corporate Bonds	8,550,886	-	(232,362)	8,318,524
Marketable Securities - Debt	$13,567,573	$-	$(369,144)	$13,198,429

Mutual Funds – Fixed Income	4,002,704	-	(263,104)	3,739,600
Mutual Funds – Alternative Investments	2,023,154	-	(174,554)	1,848,600
Marketable Securities – Mutual Funds	$6,025,858	$-	$(437,658)	$5,588,200

The contractual maturities of the investments classified as Government & Agency Securities and Corporate Bonds are as follows:

As of June 30, 2022
Due within one year	$4,231,489
Due in one to two years	7,477,495
Due in two to five years	1,489,445
$13,198,429

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of June 30, 2022
	Less than 12 months
	Fair Value	Unrealized Loss
Government & Agency Securities	$4,879,905	$(136,782)
Corporate Bonds	8,318,524	(232,362)
Mutual Funds – Fixed Income	3,739,600	(263,104)
Mutual Funds – Alternative Investments	1,848,600	(174,554)
	$18,786,629	$(806,802)

We do not believe the unrealized losses described above represent credit losses based on our evaluation of available evidence as of June 30, 2022, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2022, bonds were redeemed for approximately $1,500,000 and $1,670,000, respectively, at a realized loss of approximately $42,000 and $49,000, respectively.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of June 30, 2022, our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our mutual funds – alternative investments were valued using NAV, net asset value per share, under the practical expedient methodology.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 2 or NAV, and we have no financial assets measured using Level 1 or 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of June 30, 2022
Description	Total	Level 1	Level 2	Level 3	NAV*
Government & Agency Securities	4,879,905	-	4,879,905	-	-
Corporate Bonds	8,318,524	-	8,318,524	-	-
Mutual Funds – Fixed Income	3,739,600	-	3,739,600	-	-
Mutual Funds – Alternative Investments	1,848,600	-	-	-	1,848,600
	$18,786,629	$-	$16,938,029	$-	$1,848,600

*	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

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

	Outstanding at June 30,
	2022	2021
Warrants to purchase Common Stock	177,998	302,036
Stock options	939,940	823,826
	1,117,938	1,125,862

Note 11. Subsequent Events

On July 21, 2022, we received a payment of $935,000 from one of our service providers in connection with the resolution of a difference of views regarding the service provider agreement. This payment will be reflected in our condensed consolidated financial statements for the period ending September 30, 2022.

On August 6, 2022, the Compensation Committee of the Company’s Board of Directors approved the amendment of Panna Sharma’s employment agreement, as amended, to extend the term of the agreement to continue until July 31, 2024. In conjunction with this amendment, the Compensation Committee approved (i) the increase of Mr. Sharma’s annual pre-tax base salary to $510,000, and (ii) the grant to Mr. Sharma of options to purchase 100,000 shares of our common stock under the terms and conditions of our 2018 Equity Incentive Plan. The options will vest and first become exercisable in equal monthly increments over a 36-month period commencing September 8, 2022, with the vesting of the options to accelerate in the event the closing price for our common stock is at least $15.00 per share.

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

Our current portfolio consists of four compounds and an Antibody Drug Conjugate (ADC) program: two drug candidates in clinical phases, one in preclinical studies and one candidate and our recently initiated ADC program in research optimization. One of the two drug candidates in clinical development, LP-100, was previously out-licensed by us to Allarity Therapeutics A/S. In July 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for LP-100 from Allarity. All of these drug candidates and our ADC program are leveraging precision oncology, A.I. and genomic driven approaches to accelerate and direct development efforts. We currently have two drug candidates in clinical development, LP-100 and LP-300, where we are leveraging data from prior preclinical studies and clinical trials, along with insights generated from our A.I. platform, to target the types of tumors and patient groups we believe will be most responsive to the drug. Both LP-100 and LP-300 showed promise in important patient subgroups, but failed pivotal Phase III trials when the overall results did not meet the predefined clinical endpoints. We believe that this was due to a lack of biomarker-driven patient stratification. LP-300 has been studied in multiple randomized, controlled, multi-center non-small cell lung cancer, or NSCLC, trials that included administration of either paclitaxel and cisplatin and/or docetaxel and cisplatin, and we recently launched a targeted phase II trial for LP-300 in never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. LP-100 is in a Phase II clinical trial in metastatic, castration-resistant, prostate cancer that was previously managed by Allarity Therapeutics. As a result of the Asset Purchase Agreement we entered into with Allarity in July 2021, we obtained full authority to manage and guide future clinical development and commercialization of LP-100.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $4,492,000 and 8,614,000 for the three and six months ended June 30, 2022 and approximately $2,316,000 and $4,769,000 for the three and six months ended June 30, 2021, respectively.

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

As of the date of this report, although we believe we have effectively managed the impact of the COVID-19 pandemic on our operations, the ongoing effects of the pandemic could have a material impact on our business in the future. The timing of non-clinical research studies for our drug candidates by collaborators and service providers slowed during 2020 in connection with the pandemic. More recently, the timing of manufacturing for our LP-300 and LP-184 candidates has been impacted by supply chain delivery and COVID-related staffing issues, which has extended the time to launch our Phase II clinical trial for LP-300 and extended the time to commence IND enabling studies and commence Phase I clinical testing for LP-184. In addition, Allarity Therapeutics informed us that enrollment in the Phase II clinical trial for LP-100 slowed during the pandemic. While we believe we have been able to manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted and materially adversely affected in the future by the COVID-19 pandemic, or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

Components of Our Results of Operations

Revenues

We did not recognize revenues for three or six month periods ended June 30, 2022 and June 30, 2021.

Expenses

Our research and development costs by project category for the three and six months ended June 30, 2022 are as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
LP-300	$666,859	$1,769,687
LP-184	1,482,234	2,107,020
LP-100	115,891	634,845
LP-284	495,123	672,353
ADC Program	7,730	18,701
RADR® Platform	191,751	392,203
Other	29,235	54,251
Total research and development expenses	$2,988,823	$5,649,060

We expect that our research and development expenses will continue to increase as we progress our clinical trial of LP-300, progress toward commencement of clinical trials of LP-184 and LP-284, advance clinical development of LP-100, and advance our other programs and drug candidates. We expect this increase to include additional expenses associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of LP-300, LP-184, LP-284, LP-100 or our other drug candidates. We may never succeed in achieving regulatory approval for LP-300, LP-184, LP-284, LP-100 or any of our other drug candidates. The duration, costs and timing of clinical trials and development of our drug candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each drug candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

We expect that our general and administrative expenses will increase as we continue to operate as a public company. We expect increased administrative costs resulting from our anticipated clinical trials and the potential commercialization of our drug candidates. We believe that these increases will likely include increased costs for insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to continue to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to a public company.

Summary Results of Operations for the Three and Six Months Ended June 30, 2022 and June 30, 2021 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$1,405,998	$1,314,201	$2,812,158	$2,487,459
Research and development	2,988,823	1,164,892	5,649,060	2,443,929
Total operating expenses	4,394,821	2,479,093	8,461,218	4,931,388
Loss from operations	(4,394,821)	(2,479,093)	(8,461,218)	(4,931,388)
Interest income	55,026	47,889	77,447	47,889
Other income, net	(152,591)	114,723	(230,389)	114,723
NET LOSS	$(4,492,386)	$(2,316,481)	$(8,614,160)	$(4,768,776)

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021

General and Administrative Expenses

General and administrative expenses increased approximately $92,000, or 7%, from approximately $1,314,000 for the three months ended June 30, 2021 to approximately $1,406,000 for the three months ended June 30, 2022. The increase was primarily attributable to increases in office and administrative expense of approximately $21,000, increases in travel expense of approximately $31,000, increases in other professional fees of approximately $110,000, increases in payroll and compensation related expense of approximately $123,000, and increases in net other expenses of approximately $16,000. This was partially offset by decreases in business development expenses of approximately $64,000, decreases in corporate insurance expense of approximately $77,000, and decreases in legal and patent related expenses of $68,000.

Research and Development Expenses

Research and development expenses increased approximately $1,824,000, or 157%, from approximately $1,165,000 for the three months ended June 30, 2021 to approximately $2,989,000 for the three months ended June 30, 2022. The increase was primarily attributable to increases in product candidate manufacturing related expenses of approximately $1,092,000 and increases in research studies of approximately $644,000.

Interest and Other Income

Interest income increased approximately $7,000, or 15%, from approximately $48,000 for the three months ended June 30, 2021 to approximately $55,000 for the three months ended June 30, 2022. Other income, net decreased approximately $267,000, or 233%, from a gain of approximately $115,000 for the three months ended June 30, 2021 to a loss of approximately $153,000 for the three months ended June 30, 2022. This decrease was primarily attributable to realized and unrealized loss on marketable securities of approximately $203,000, foreign currency loss of approximately $64,000, and a one-time gain on loan forgiveness during the three months ended June 30, 2021 of approximately $110,000, which was partially offset by dividend income of approximately $31,000, and tax incentives of approximately $79,000.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021

General and Administrative Expenses

General and administrative expenses increased approximately $325,000, or 13%, from approximately $2,488,000 for the six months ended June 30, 2021 to approximately $2,812,000 for the six months ended June 30, 2022. The increase was primarily attributable to increases in office and administrative expense of approximately $54,000, increases in travel expense of approximately $61,000, increases in other professional fees of approximately $223,000, increases in payroll and compensation related expense of approximately $183,000, increases in rent expenses of approximately $49,000, and increases in net other expenses of approximately $16,000. This was partially offset by decreases in business development expenses of approximately $78,000, decreases in corporate insurance expense of approximately $165,000, and decreases in legal and patent related expenses of $19,000.

Research and Development Expenses

Research and development expenses increased approximately $3,205,000, or 131%, from approximately $2,444,000 for the six months ended June 30, 2021 to approximately $5,649,000 for the six months ended June 30, 2022. The increase was primarily attributable to increases in product candidate manufacturing related expenses of approximately $1,570,000, increases in research studies of approximately $953,000, and an increase of approximately $459,000 related to the escrow payment released to Allarity under the Allarity Asset Purchase Agreement, which payment was a nonrecurring expense.

Interest and Other Income

Interest income increased approximately $30,000, or 62%, from approximately $48,000 for the six months ended June 30, 2021 to approximately $77,000 for the six months ended June 30, 2022. Other income, net decreased approximately $345,000, or 301%, from a gain of approximately $115,000 for the six months ended June 30, 2021 to a loss of approximately $230,000 for the six months ended June 30, 2022. This decrease was primarily attributable to realized and unrealized loss on marketable securities of approximately $406,000, foreign currency loss of approximately $42,000, and a one-time gain on loan forgiveness during the three months ended June 30, 2021 of approximately $110,000, which was partially offset by dividend income of approximately $52,000, and tax incentives of approximately $161,000.

Liquidity and Capital Resources

We incurred net losses of approximately $4,492,000 and $2,316,000 for the three months ended June 30, 2022 and 2021, respectively. We incurred net losses of approximately $8,614,000 and $4,769,000 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had working capital of approximately $60,359,000 and as of December 31, 2021 we had working capital of approximately $70,390,000.

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

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $43,363,000 and $51,524,000, respectively. Based on our anticipated expenditures and capital commitments as of the date of this report, we believe that our existing cash and cash equivalents as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Six Months ended June 30,
	2022	2021
	(Unaudited)
Net cash flows used in operating activities	(6,060,364)	$(3,869,927)
Net cash flows used in investing activities	(349,229)	(18,294,119)
Net cash flows (used in) / provided by financing activities	(2,182,498)	64,288,931
Effect of foreign exchange rates on cash	(28,156)	-
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(8,620,247)	$42,124,885

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was approximately $6,060,000 compared to approximately $3,870,000 for the six months ended June 30, 2021. The increase in net cash used in operating activities was primarily the result of the increase in the net loss for the six months ended June 30, 2022.

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was approximately $349,000 compared to $18,294,000 for the six months ended June 30, 2021. The decrease in cash used in investing activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to differences in the levels of purchases of marketable securities, most of which were purchased during the six months ended June 30, 2021.

Financing Activities

Net cash used in financing activities was approximately $2,182,000 during the six months ended June 30, 2022, attributable primarily to repurchases of shares pursuant to the Company’s share buyback program. Net cash provided by financing activities during the six months ended June 30, 2021 was approximately $64,289,000, attributable primarily to net proceeds from our equity financing in January 2021.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we progress our clinical development of LP-300, commence our clinical trials of LP-184 and LP-284, advance clinical development of LP-100, pursue development of our other drug candidates, and seek potential future marketing approval for our drug candidates which could be several years in the future, if at all. We do not expect to generate operating revenue, other than possible license revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

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

We expect that we will need to obtain substantial additional funding in order to complete our clinical trials. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of LP-184, LP-300, LP-284, LP-100 and/or other drug candidates and programs, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to LP-184, LP-300, LP-284, LP-100 and/or other drug candidates and programs that we otherwise would seek to develop or commercialize ourselves.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended June 30, 2022.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of June 30, 2022 and December 31, 2021.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency gains of approximately $20,000 for the six months ended June 30, 2022 in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

As a Smaller Reporting Company, we are exempt from the requirements of Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

As a Smaller Reporting Company, we are exempted from the requirements of Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In November 2021, our Board of Directors authorized a share repurchase program to acquire up to $7,000,000 of the Company’s common stock. Our Board of Directors initially authorized the share repurchase program to continue through March 31, 2022, and in March 2022 extended the program through July 31, 2022, at which point the program terminated. Common stock repurchase activity under our publicly announced share repurchase program during the six months ended June 30, 2022 was as follows:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares that may yet be purchased under the program
January 1, 2022 to January 31, 2022	181,074	$7.14	$4,770,382
February 1, 2022 to February 28, 2022	124,081	$6.74	$3,933,565
March 1, 2022 to March 31, 2022	48,512	$6.11	$3,637,316
April 1, 2022 to June 30, 2022	-	-	$3,637,316
Total	353,667	$6.86	$3,637,316

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

Item 5. Other Information.

On August 6, 2022, the Compensation Committee of the Company’s Board of Directors approved the amendment of Panna Sharma’s employment agreement, as amended, to extend the term of the agreement to continue until July 31, 2024. In conjunction with this amendment, the Compensation Committee approved (i) the increase of Mr. Sharma’s annual pre-tax base salary to $510,000, and (ii) the grant to Mr. Sharma of options to purchase 100,000 shares of our common stock under the terms and conditions of our 2018 Equity Incentive Plan. The options will vest and first become exercisable in equal monthly increments over a 36-month period commencing September 8, 2022, with the vesting of the options to accelerate in the event the closing price for our common stock is at least $15.00 per share.

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 17, 2020

3.2	By-Laws	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed April 16, 2020

10.1	Second Amendment, dated May 1, 2022, to Employment Agreement with David Margrave dated May 18, 2020.	Filed electronically herewith

10.2	Third Amendment, dated May 1, 2022, to Employment Agreement with Kishor Bhatia dated May 18, 2020	Filed electronically herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

101.INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: August 8, 2022	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: August 8, 2022	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

