Form 10-Q
period 2022-09-30
Lantern Pharma Inc.
filed 2022-11-07
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022 the registrant had 10,857,040 shares of common stock, $0.0001 par value per share outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future preclinical studies and clinical trials, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “model,” “objective”, “aim,” “upcoming”, “should,” ‘will” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$39,257,887	$51,524,295
Restricted cash	541,180	-
Marketable securities	18,568,725	19,201,152
Prepaid expenses and other current assets	3,651,968	1,990,953
Total current assets	62,019,760	72,716,400

Property and equipment, net	43,813	30,245
Operating lease right-of-use assets	82,918	185,943
Restricted cash	-	1,000,000
Other assets	17,889	17,889

TOTAL ASSETS	$62,164,380	$73,950,477

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,046,972	$2,174,109
Operating lease liabilities, current	92,023	152,058
Total current liabilities	3,138,995	2,326,167

Operating lease liabilities, net of current portion	-	52,890

TOTAL LIABILITIES	3,138,995	2,379,057

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock – Par Value (1,000,000 authorized at September 30, 2022 and December 31, 2021; $.0001 par value) (Zero shares issued and outstanding at September 30, 2022 and December 31, 2021)	-	-
Common Stock – Par Value (25,000,000 authorized at September 30, 2022 and December 31, 2021; $.0001 par value) (10,857,040 shares issued and outstanding at September 30, 2022; 11,088,835 shares issued and outstanding at December 31, 2021)	1,086	1,109
Additional paid-in capital	95,361,099	96,685,924
Accumulated other comprehensive loss	(435,035)	(92,689)
Accumulated deficit	(35,901,765)	(25,022,924)
Total stockholders’ equity	59,025,385	71,571,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,164,380	$73,950,477

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$1,442,961	$1,184,486	$4,255,119	$3,671,945
Research and development	702,296	2,964,391	6,351,356	5,408,320
Total operating expenses	2,145,257	4,148,877	10,606,475	9,080,265
Loss from operations	(2,145,257)	(4,148,877)	(10,606,475)	(9,080,265)
Interest income	52,224	77,219	129,671	125,108
Other (expense) income, net	(171,648)	17,679	(402,037)	132,402

NET LOSS	$(2,264,681)	$(4,053,979)	$(10,878,841)	$(8,822,755)

Net loss per share of common shares, basic and diluted	$(0.21)	$(0.36)	$(1.00)	$(0.82)
Weighted-average number of common shares outstanding, basic and diluted	10,838,888	11,186,259	10,848,402	10,818,201

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET LOSS	$(2,264,681)	$(4,053,979)	$(10,878,841)	$(8,822,755)

Other comprehensive loss, net of tax
Unrealized loss on available-for-sale securities, net of tax	(118,572)	(55,124)	(394,843)	(102,689)
Unrealized gain on foreign currency translation	32,018	-	52,497	-
Other comprehensive loss, net of tax	(86,554)	(55,124)	(342,346)	(102,689)
Comprehensive loss	$(2,351,236)	$(4,109,103)	$(11,221,187)	$(8,925,444)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	-	$-	6,220,927	$622	$32,358,068	$-	$(12,659,895)	$19,698,795

Common stock issued in equity financing, net of issuance costs	-	-	4,928,571	493	64,166,361	-	-	64,166,854
Common stock issued from warrant and option exercises	-	-	31,949	3	72,750	-	-	72,753
Stock-based compensation	-	-	-	-	245,519	-	-	245,519
Net loss	-	-	-	-	-	-	(2,452,295)	(2,452,295)
Balance, March 31, 2021	-	-	11,181,447	1,118	96,842,698	-	(15,112,190)	81,731,626

Common stock issued from warrant exercise	-	-	2,592	-	-	-	-	-
Stock-based compensation	-	-	-	-	245,684	-	-	245,684
Net loss	-	-	-	-	-	-	(2,316,481)	(2,316,481)
Other Comprehensive Loss	-	-	-	-	-	(47,565)	-	(47,565)
Balance June 30, 2021	-	-	11,184,039	1,118	97,088,382	(47,565)	(17,428,671)	79,613,264

Common stock issued from warrant exercise	-	-	2,960	1	(1)	-	-	-
Stock-based compensation	-	-	-	-	224,413	-	-	224,413
Net loss	-	-	-	-	-	-	(4,053,979)	(4,053,979)
Other Comprehensive Loss	-	-	-	-	-	(55,124)	-	(55,124)
Balance September 30, 2021	-	$-	11,186,999	$1,119	$97,312,794	$(102,689)	$(21,482,650)	$75,728,574

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2021	-	$-	11,088,835	$1,109	$96,685,924	$(92,689)	$(25,022,924)	$71,571,420
Common stock issued from warrant and option exercises	-	-	95,779	10	299,778	-	-	299,788
Stock-based compensation	-	-	-	-	267,004	-	-	267,004
Share repurchases	-	-	(353,667)	(36)	(2,482,250)	-	-	(2,482,286)
Net loss	-	-	-	-	-	-	(4,121,774)	(4,121,774)
Other comprehensive loss	-	-	-	-	-	(218,780)	-	(218,780)
Balance, March 31, 2022	-	-	10,830,947	1,083	94,770,456	(311,469)	(29,144,698)	65,315,372

Stock-based compensation	-	-	-	-	289,533	-	-	289,533
Net loss	-	-	-	-	-	-	(4,492,386)	(4,492,386)
Other comprehensive loss	-	-	-	-	-	(37,012)	-	(37,012)
Balance, June 30, 2022	-	-	10,830,947	1,083	95,059,989	(348,481)	(33,637,084)	61,075,507

Common stock issued from option exercises	-	-	26,093	3	(3)	-	-	-
Stock-based compensation	-	-	-	-	301,113	-	-	301,113
Net loss	-	-	-	-	-	-	(2,264,681)	(2,264,681)
Other comprehensive loss	-	-	-	-	-	(86,554)	-	(86,554)
Balance, September 30, 2022	-	$-	10,857,040	$1,086	$95,361,099	$(435,035)	$(35,901,765)	$59,025,385

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,878,841)	$(8,822,755)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,321	4,770
Non-cash lease adjustments	108,451	21,553
Stock-based compensation	857,650	715,616
Amortization of investment premium	87,211	-
Gain on loan forgiveness	-	(109,223)
Realized loss on foreign currency translation	158,703	-
Realized loss on sale of marketable securities	76,326	-
Unrealized loss on investment securities	476,751	14,908
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,759,848)	(493,647)
Accounts payable and accrued expenses	885,998	134,152
Operating lease liabilities	(118,351)	-
Other assets	-	(17,889)
Net cash flows used in operating activities	(10,098,629)	(8,552,515)

INVESTING ACTIVITIES
Purchase of property and equipment	(20,889)	(15,498)
Purchase of marketable securities	(3,322,386)	(19,281,130)
Sale of marketable securities	2,919,682	-
Net cash flows used in investing activities	(423,593)	(19,296,628)

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock	-	68,999,994
Issuance costs	-	(4,783,816)
Repurchase of shares including commissions	(2,482,286)	-
Proceeds from stock option and warrant exercises	299,788	72,753
Net cash flows (used in) / provided by financing activities	(2,182,498)	64,288,931

Effect of foreign exchange rates on cash	(20,508)	-

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE PERIOD	(12,725,228)	36,439,788

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	52,524,295	19,229,232

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$39,799,067	$55,669,020

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$39,257,887	$54,669,020
Restricted cash	541,180	1,000,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$39,799,067	$55,669,020

Non-cash investing and financing activities
Application of deferred offering costs to public offering proceeds	$-	$(49,324)
Unrealized losses on debt securities	$(394,843)	$(102,689)

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR platform. This now includes four drug candidates and an Antibody Drug Conjugate (ADC) program directed towards eleven disclosed therapeutic targets:

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

Note 2. Liquidity

The Company incurred a net loss of approximately $10,879,000 and $8,823,000 during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had working capital of approximately $58,881,000. The Company has received funding in the form of periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash as of September 30, 2022, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this quarterly report.

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

Restricted Cash

The Company considers cash held in escrow for the purposes of contractual contingencies to be restricted cash. All of the restricted cash at September 30, 2022 and December 31, 2021, relates to escrow amounts in connection with the Asset Purchase Agreement entered into by the Company and Allarity Therapeutics in July 2021 (See Note 4) and is considered a current asset at September 30, 2022, as the escrow milestones that could require payments to be made to Allarity Therapeutics must be satisfied within the next 12 months.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2022 totaled approximately $3,652,000 and included approximately $2,304,000 of upfront payments for contractor fees, academic research studies and services, and subscriptions, approximately $281,000 of intellectual property related licensing and other fees, approximately $762,000 of prepaid annual insurance fees, and approximately $305,000 of interest and tax incentive receivable.

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

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, and mutual funds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within accumulated other comprehensive income on the consolidated balance sheets until realized. Interest is reported within interest income and dividend income is reported within other income, net on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other (expense) income, net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the consolidated balance sheets. There were no credit losses recorded for the three and nine months ended September 30, 2022 and 2021. There was no impairment charge for any unrealized losses for the three and nine months ended September 30, 2022 and 2021. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in other (expense) income, net on the consolidated statements of operations.

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

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the three and nine months ended September 30, 2022 and September 30, 2021, respectively. These expensed amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022		2021	2022		2021

Amount Expensed for License, Strategic Alliance, and Research Agreements	$(25,000	)*	$2,077,000	$3,764,000	*	$3,200,000

*	Amounts expensed for License, Strategic Alliance, and Research Agreements during the three and nine months ended September 30, 2022 were reduced by $935,000 as a result of a payment we received in July 2022 from one of our service providers in connection with the resolution of a difference of views regarding the service provider agreement. This payment received by us offset other expenses for License, Strategic Alliance, and Research Agreements during these periods.

Set forth below at September 30, 2022 and December 31, 2021, respectively, are (1) the approximate amounts accrued and payable under the License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under the License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying condensed consolidated balance sheets.

	September 30, 2022	December 31, 2021

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$2,061,000	$1,493,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$2,286,000	$1,023,000

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

Pursuant to the Second Addendum, the Company made specified payments to AF Chemicals during the nine months ended September 30, 2021. The Second Addendum also provides that, from December 30, 2020 until January 15, 2025, the Company will have no obligation to pay annual licensing fees, development diligence extension payments, or patent maintenance fee payments to AFC under the AFC License Agreement.

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

On July 23, 2021, the Company entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity. The transaction includes global rights to LP-100, as well as the developed clinical protocol for an intended study in bladder and prostate cancer patients who have a mutation in the ERCC2/3 genes. As a result of this transaction, the Company has full authority to manage and guide future clinical development and commercialization of LP-100. Under the terms of the Asset Purchase Agreement, the Company paid an initial upfront payment of $1,000,000 to Allarity. The Company determined there was no planned alternative future use for these assets outside of the clinical development of LP-100 and therefore the full amount of the upfront payment was included in research and development expense. The Company released approximately $459,000 from escrow to Allarity related to recertification of LP-100 drug stock during the nine months ended September 30, 2022. Future payments of up to $500,000 currently held in escrow also have the potential to deliver an additional amount to Allarity based on drug trial enrollment milestones within the 24 months following the date of the transaction. Allarity is also eligible to receive additional milestone payments over the life of the program based on IP license milestones and regulatory filings and approvals in the US and EU, and low- to mid-single-digit royalties on future commercial net sales. As part of the Asset Purchase Agreement, the Allarity License and Development Agreement was terminated.

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

Berkshire Sterile Manufacturing

During the nine months ended September 30, 2022, the Company entered into agreements with Berkshire Sterile Manufacturing (“Berkshire”) to support technical transfer and GMP drug product manufacturing of LP-300. The Company expects that additional amounts will be paid to Berkshire in future periods in accordance with the payment schedule specified under the Berkshire agreements.

Shilpa

In March 2022, the Company entered into an agreement with Shilpa Medicare Limited (“Shilpa”) for fit-to-purpose process development and synthesis of a key starting material relating to the synthesis of LP-184 under cGMP. In July 2022, the Company entered into agreements with Shilpa Pharma Lifesciences for the cGMP synthesis of LP-184 API material as well as for drug product development and cGMP drug product manufacturing of LP-184. In August 2022, the Company entered into agreements with Shilpa for the cGMP synthesis of LP-284 API material as well as for drug product development and cGMP drug product manufacturing of LP-284. The Company expects that additional amounts will be paid to the Shilpa entities in future periods in accordance with the payment schedule specified under the Shilpa agreements.

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

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of September 30, 2022 and December 31, 2021. No revenue has been recognized from this grant through September 30, 2022.

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate are collaborating on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. The term of the Collaboration Agreement was recently extended to continue until March 31, 2023. Leslie W. Kreis, Jr., a director of the Company until June 8, 2022, is also a director of Actuate. Affiliates of Mr. Kreis hold substantial beneficial ownership interests in both the Company and Actuate. Through September 30, 2022, no revenues have been recognized under the Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. These shares do not have a readily determinable fair value, but will be adjusted for observable price changes, if any, in future periods. There were no adjustments to the carrying amount through September 30, 2022.

Note 5. Leases

The operating lease cost recognized in general and administrative expenses in our consolidated statements of operations was approximately $30,000 and $108,000 for the three and nine months ended September 30, 2022, respectively, and approximately $38,000 and $67,000 during the three and nine months ended September 30, 2021, respectively.

The following provides balance sheet information related to leases as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Assets
Operating lease, right-of-use asset, net	$82,918	$185,943
Liabilities
Current portion of operating lease liabilities	$92,023	$152,058
Operating lease liabilities, net of current portion	-	52,890
Total operating lease liabilities	$92,023	$204,948

At September 30, 2022, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2022 (remaining three months)	$40,052
2023	53,403
Total minimum lease payments	93,455
Less amount representing interest	(1,432)
Present value of future minimum lease payments	92,023
Less current portion of operating lease liabilities	92,023
Operating lease liabilities, net of current portion	$-

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

Other supplemental information related to operating leases is as follows:

	As of September 30,
	2022	2021
Weighted average remaining term of operating leases (in years)	0.58	1.58
Weighted average discount rate of operating leases	4.65%	4.65%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the three and nine months ended September 30, 2022. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

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

During the three and nine months ended September 30, 2021, the Company issued zero and 11,782 shares of common stock relating to the exercise of stock options. The shares were issued at a purchase price of $1.03 for total proceeds of $12,000.

During the three and nine months ended September 30, 2021, the Company issued zero and 19,367 shares of common stock relating to the cash exercise of warrants for total proceeds of approximately $61,000. During the three and nine months ended September 30, 2021, the Company also issued 2,960 and 6,352 shares of common stock, respectively, relating to the cashless exercise of warrants to purchase 3,832 and 8,047 shares, respectively. All of such warrants were exercisable at an exercise price of $3.13 per share of common stock.

In November 2021, the Company’s Board of Directors authorized a share repurchase program to acquire up to $7,000,000 of the Company’s common stock. During the three and nine months ended September 30, 2022, the Company repurchased zero and 353,667 shares of common stock, respectively, pursuant to the repurchase program for a total of approximately $2,482,000, including purchase fees. The share repurchase program terminated July 31, 2022.

During the three and nine months ended September 30, 2022, the Company issued 26,093 shares of common stock relating to the cashless exercise of stock options to purchase 32,538 shares of common stock.

During the three and nine months ended September 30, 2022, the Company issued zero and 95,779 shares of common stock relating to the cash exercise of warrants for total proceeds of approximately $300,000. All of such warrants were exercisable at an exercise price of $3.13 per share of common stock.

As of September 30, 2022 and December 31, 2021, the Company had 25,000,000 authorized shares of Common Stock, of which 10,857,040 and 11,088,835 shares were issued and outstanding, respectively.

Warrants

During the three and nine months ended September 30, 2021, the Company issued zero and 19,367 shares of common stock, respectively, relating to the cash exercise of warrants. During the three and nine months ended September 30, 2021, the Company also issued 2,960 and 6,352 shares of common stock, respectively, relating to the cashless exercise of warrants to purchase 3,832 and 8,047 shares, respectively.

During the three and nine months ended September 30, 2022, the Company issued zero and 95,779 shares of common stock, respectively, relating to the cash exercise of warrants that were expiring.

The Company had warrants to purchase 177,998 shares of common stock outstanding and exercisable as of September 30, 2022 at a weighted average exercise price of $9.27 per share, and with expiration dates ranging from March 7, 2024 to June 10, 2025. The Company had warrants to purchase 273,777 shares of common stock outstanding and exercisable as of December 31, 2021 at a weighted average exercise price of $7.12 per share, and with expiration dates ranging from March 17, 2022 to June 10, 2025.

Options

The Company recorded stock-based compensation of approximately $301,000 and $858,000 related to stock options during the three and nine months ended September 30, 2022, and approximately $224,000 and $716,000 related to stock options during the three and nine months ended September 30, 2021, respectively. These amounts are allocated between general and administrative and research and development expenses in the accompanying condensed consolidated statements of operations.

A summary of stock option activity under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (the “Plan”) during the nine months ended September 30, 2022 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2021	890,826	$6.54
Granted	155,000	5.79
Exercised	(32,538)	1.03
Cancelled or expired	(12,335)	13.79
Outstanding September 30, 2022	1,000,953	$6.52

Options were exercisable for 715,782 shares of Common Stock at September 30, 2022 at a weighted average exercise price of $5.59.

In August 2022, the Company granted options relating to 100,000 shares of common stock to Panna Sharma, the Company’s Chief Executive Officer. The options vest monthly over 36-months beginning September 8, 2022 and have an exercise price of $5.60 per share. Vesting of these options will accelerate if the closing price of the Company’s common stock is at least $15.00 per share.

During the nine months ended September 30, 2021, no options were granted, options were exercised to purchase 11,782 shares of common stock, and 22,238 options expired or were canceled.

Note 7. Marketable Securities

At September 30, 2022, marketable securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government & Agency Securities	$5,410,239	$77	$(208,545)	5,201,771
Corporate Bonds	8,177,653	-	(279,249)	7,898,404
Marketable Securities - Debt	$13,587,892	$77	$(487,794)	$13,100,175

Mutual Funds – Fixed Income	4,002,704	-	(334,004)	3,668,700
Mutual Funds – Alternative Investments	2,023,154	-	(223,304)	1,799,850
Marketable Securities – Mutual Funds	$6,025,858	$-	$(557,308)	$5,468,550

The contractual maturities of the investments classified as Government & Agency Securities and Corporate Bonds are as follows:

As of September 30, 2022
Due within one year	$4,669,099
Due in one to two years	6,700,963
Due in two to five years	1,730,113
$13,100,175

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of September 30, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of September 30, 2022
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government & Agency Securities	$1,455,466	$(54,070)	$3,001,090	$(154,475)
Corporate Bonds	1,330,714	(34,791)	6,567,690	(244,458)
Mutual Funds - Fixed Income	1,836,000	(170,004)	1,832,700	(164,000)
Mutual Funds - Alternative Investments	-	-	1,799,850	(223,304)
	$4,622,180	$(258,865)	$13,201,330	$(786,237)

We do not believe the unrealized losses described above represent credit losses based on our evaluation of available evidence as of September 30, 2022, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2022, bonds were redeemed for approximately $900,000 and $2,570,000, respectively, at a realized loss of approximately $27,000 and $76,000, respectively. During the three and nine months ended September 30, 2022, government and agency securities were redeemed for approximately $350,000 at their face value.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of September 30, 2022, our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our mutual funds – alternative investments were valued using NAV, net asset value per share, under the practical expedient methodology.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 2 or NAV, and we have no financial assets measured using Level 1 or 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of September 30, 2022
Description	Total	Level 1	Level 2	Level 3	NAV*
Government & Agency Securities	$5,201,771	$-	$5,201,771	$-	$-
Corporate Bonds	7,898,404	-	7,898,404	-	-
Mutual Funds – Fixed Income	3,668,700	-	3,668,700	-	-
Mutual Funds – Alternative Investments	1,799,850	-	-	-	1,799,850
	$18,568,725	$-	$16,768,875	$-	$1,799,850

*	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

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

	Outstanding at September 30,
	2022	2021
Warrants to purchase Common Stock	177,998	298,204
Stock options	1,000,953	801,588
	1,178,951	1,099,792

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

Overview

We are a clinical stage biotechnology company, focused on leveraging artificial intelligence (“A.I.”), machine learning and genomic data to streamline the drug development process and to identify the patients that will benefit from our targeted oncology therapies. Our portfolio of therapies consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 25 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

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

Our current portfolio consists of four compounds and an Antibody Drug Conjugate (ADC) program: two drug candidates in clinical phases, two in preclinical studies and our ADC program in research optimization. One of the two drug candidates in clinical development, LP-100, was previously out-licensed by us to Allarity Therapeutics A/S. In July 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for LP-100 from Allarity. All of these drug candidates and our ADC program are leveraging precision oncology, A.I. and genomic driven approaches to accelerate and direct development efforts. We currently have two drug candidates in clinical development, LP-100 and LP-300, where we are leveraging data from prior preclinical studies and clinical trials, along with insights generated from our A.I. platform, to target the types of tumors and patient groups we believe will be most responsive to the drug. Both LP-100 and LP-300 showed promise in important patient subgroups, but failed pivotal Phase III trials when the overall results did not meet the predefined clinical endpoints. We believe that this was due to a lack of biomarker-driven patient stratification. LP-300 has been studied in multiple randomized, controlled, multi-center non-small cell lung cancer, or NSCLC, trials that included administration of either paclitaxel and cisplatin and/or docetaxel and cisplatin, and we recently launched a targeted phase II trial for LP-300 in never smoker patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. LP-100 is in a Phase II clinical trial in metastatic, castration-resistant, prostate cancer that was previously managed by Allarity Therapeutics. As a result of the Asset Purchase Agreement we entered into with Allarity in July 2021, we obtained full authority to manage and guide future clinical development and commercialization of LP-100.

Additionally, our drug candidate LP-184 is in preclinical development for multiple potentially distinct indications where we are leveraging machine learning and genomic data to streamline the drug development process and to identify the patients and cancer subtypes that will best benefit from the drug, if approved. Our drug candidate, LP-284, the stereoisomer (enantiomer) of LP-184, is in preclinical development for multiple hematological cancers, which are distinct from the indications targeted by LP-184. Our ADC program commenced in early 2021 and is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $2,265,000 and $10,879,000 for the three and nine months ended September 30, 2022 and approximately $4,054,000 and $8,823,000 for the three and nine months ended September 30, 2021, respectively.

Our net losses have primarily resulted from costs incurred in licensing and developing the drug candidates in our pipeline, planning, preparing for and conducting clinical trials and preclinical studies, and general and administrative activities associated with our operations. We expect to continue to incur significant expenses and corresponding increased operating losses for the foreseeable future as we continue to develop our pipeline. Our costs may further increase as we conduct preclinical studies and clinical trials and potentially seek regulatory clearance for and prepare to commercialize our drug candidates. We expect to incur significant expenses to continue to build the infrastructure necessary to support our expanded operations, preclinical studies, clinical trials, commercialization, including manufacturing, marketing, sales and distribution functions. We have experienced and will continue to experience increased costs associated with operating as a public company.

As of the date of this report, although we believe we have effectively managed the impact of the COVID-19 pandemic on our operations, the ongoing effects of the pandemic could have a material impact on our business in the future. The timing of non-clinical research studies for our drug candidates by collaborators and service providers slowed during 2020 in connection with the pandemic. The timing of manufacturing for our LP-300 and LP-184 candidates has been impacted by supply chain delivery and COVID-related staffing issues, which extended the time to launch our Phase II clinical trial for LP-300 and extended the time to commence IND enabling studies and commence Phase I clinical testing for LP-184. Clinical sites conducting oncology clinical trials have also been impacted by COVID-related staffing issues. In addition, Allarity Therapeutics informed us that enrollment in the Phase II clinical trial for LP-100 slowed during the pandemic. While we believe we have been able to manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted and materially adversely affected in the future by the COVID-19 pandemic, or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

Components of Our Results of Operations

Revenues

We did not recognize revenues for the three or nine month periods ended September 30, 2022 and September 30, 2021.

Expenses

Our research and development costs by project category for the three and nine months ended September 30, 2022 are as follows:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
LP-300	$623,368		$2,393,055
LP-184	(328,997	)*	1,778,023	*
LP-100	30,904		665,749
LP-284	116,529		788,882
ADC Program	8,920		27,621
RADR® Platform	210,815		603,018
Other	40,757		95,008
Total research and development expenses	$702,296		$6,351,356

* Research and Development costs relating to LP-184 for the three and nine months ended September 30, 2022 were reduced by $935,000 as a result of a payment we received in July 2022 from one of our service providers in connection with the resolution of a difference of views regarding the service provider agreement. This payment received by us offset other LP-184 costs during those periods.

We expect that our research and development expenses will increase as we progress our clinical trial of LP-300, progress toward commencement of clinical trials of LP-184 and LP-284, advance clinical development of LP-100, and advance our other programs and drug candidates. We expect this increase to include additional expenses associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

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

We expect that our general and administrative expenses will increase as we continue to operate as a public company. We expect increased administrative costs resulting from our ongoing and anticipated clinical trials and the potential commercialization of our drug candidates. We believe that these increases will likely include increased costs for insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to continue to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to a public company.

Summary Results of Operations for the Three and Nine Months Ended September 30, 2022 and September 30, 2021 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$1,442,961	$1,184,486	$4,255,119	$3,671,945
Research and development	702,296	2,964,391	6,351,356	5,408,320
Total operating expenses	2,145,257	4,148,877	10,606,475	9,080,265
Loss from operations	(2,145,257)	(4,148,877)	(10,606,475)	(9,080,265)
Interest income	52,224	77,219	129,671	125,108
Other (expense) income, net	(171,648)	17,679	(402,037)	132,402
NET LOSS	$(2,264,681)	$(4,053,979)	$(10,878,841)	$(8,822,755)

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

General and Administrative Expenses

General and administrative expenses increased approximately $259,000, or 22%, from approximately $1,184,000 for the three months ended September 30, 2021 to approximately $1,443,000 for the three months ended September 30, 2022. The increase was primarily attributable to increases in office and administrative expense of approximately $18,000, increases in travel expense of approximately $58,000, increases in legal and patent related expenses of approximately $59,000, increases in other professional fees of approximately $74,000, increases in payroll and compensation related expense of approximately $175,000, and increases in net other expenses of approximately $5,000. This was partially offset by decreases in business development expenses of approximately $37,000 and decreases in corporate insurance expense of approximately $93,000.

Research and Development Expenses

Research and development expenses decreased approximately $2,262,000, or 76%, from approximately $2,964,000 for the three months ended September 30, 2021 to approximately $702,000 for the three months ended September 30, 2022. A substantial portion of this decrease in expenses related to a $935,000 payment we received in July 2022 from one of our service providers in connection with the resolution of a difference of views regarding the service provider agreement. The payment contributed to an approximately $1,555,000 decline in product candidate manufacturing related expenses during the three months ended September 30, 2022. In addition, we made a $1,000,000 upfront payment to Allarity Therapeutics during the three months ended September 30, 2021, which is nonrecurring. A smaller factor in the decrease in research and development expenses was an approximately $28,000 decline in patent costs. These decreases were offset, in part, by an increase in research and development payroll costs of approximately $56,000, an increase in non-manufacturing consulting costs of $34,000 and an increase of approximately $231,000 in research materials costs.

Interest and Other (Expense) Income, Net

Interest income decreased approximately $25,000, or 32%, from approximately $77,000 for the three months ended September 30, 2021 to approximately $52,000 for the three months ended September 30, 2022. Other income (expense), net decreased approximately $190,000, or 1,056%, from a gain of approximately $18,000 for the three months ended September 30, 2021 to a loss of approximately $172,000 for the three months ended September 30, 2022. This decrease was primarily attributable to an increase in realized and unrealized losses on marketable securities of approximately $132,000 and a loss on foreign currency translation of approximately $96,000, which was partially offset by an increase in dividend income of approximately $14,000 and tax incentives of approximately $24,000.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021

General and Administrative Expenses

General and administrative expenses increased approximately $583,000, or 16%, from approximately $3,672,000 for the nine months ended September 30, 2021 to approximately $4,255,000 for the nine months ended September 30, 2022. The increase was primarily attributable to increases in office and administrative expense of approximately $71,000, increases in rent of approximately $49,000, increases in travel expense of approximately $118,000, increases in legal and patent related expenses of $41,000, increases in other professional fees of approximately $296,000, increases in payroll and compensation related expense of approximately $358,000, and increases in net other expenses of approximately $22,000. This was partially offset by decreases in business development expenses of approximately $114,000 and decreases in corporate insurance expense of approximately $258,000.

Research and Development Expenses

Research and development expenses increased approximately $943,000, or 17%, from approximately $5,408,000 for the nine months ended September 30, 2021 to approximately $6,351,000 for the nine months ended September 30, 2022. The increase was primarily attributable to increases in product candidate manufacturing related expenses of approximately $15,000, increases in research studies of approximately $1,183,000, an increase of approximately $101,000 in research and development payroll costs and increased non-manufacturing consulting costs of approximately $274,000. These increases were offset, in part, by a decrease in patent costs of $89,000 and a net decline in payments to Allarity Therapeutics of approximately $541,000. During the nine months ended September 30, 2021, we made a one-time $1,000,000 upfront payment to Allarity Therapeutics, and during the nine months ended September 30, 2022, we released an escrow payment of approximately $459,000 to Allarity Therapeutics. Manufacturing related expenses for the nine months ended September 30, 2022 were also reduced by $935,000 as a result of a payment we received in July 2022 from one of our service providers in connection with the resolution of a difference of views regarding the service provider agreement.

Interest and Other (Expense) Income, Net

Interest income increased approximately $5,000, or 4%, from approximately $125,000 for the nine months ended September 30, 2021 to approximately $130,000 for the nine months ended September 30, 2022. Other income (expense), net decreased approximately $534,000, or 405%, from a gain of approximately $132,000 for the nine months ended September 30, 2021 to a loss of approximately $402,000 for the nine months ended September 30, 2022. This decrease was primarily attributable to an increase in realized and unrealized losses on marketable securities of approximately $538,000 and an increase in foreign currency losses of approximately $136,000 during the nine months ended September 30, 2022, as well as a one-time gain on loan forgiveness of approximately $110,000 during the nine months ended September 30, 2021, which were partially offset by an increase in dividend income of approximately $66,000, and an increase in tax incentives of approximately $184,000.

Liquidity and Capital Resources

We incurred net losses of approximately $2,265,000 and $4,054,000 for the three months ended September 30, 2022 and 2021, respectively. We incurred net losses of approximately $10,879,000 and $8,823,000 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had working capital of approximately $58,881,000 and as of December 31, 2021 we had working capital of approximately $70,390,000.

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

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $39,258,000 and $51,524,000, respectively. Based on our anticipated expenditures and capital commitments as of the date of this report, we believe that our existing cash and cash equivalents as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Nine Months ended September 30,
	2022	2021
	(Unaudited)
Net cash flows used in operating activities	$(10,098,629)	$(8,552,515)
Net cash flows used in investing activities	(423,593)	(19,296,628)
Net cash flows (used in) / provided by financing activities	(2,182,498)	64,288,931
Effect of foreign exchange rates on cash	(20,508)	-
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(12,725,228)	$36,439,788

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was approximately $10,099,000 compared to approximately $8,553,000 for the nine months ended September 30, 2021. The increase in net cash used in operating activities was primarily the result of the increase in the net loss for the nine months ended September 30, 2022.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was approximately $424,000 compared to $19,297,000 for the nine months ended September 30, 2021. The decrease in cash used in investing activities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to differences in the levels of purchases of marketable securities, most of which were purchased during the nine months ended September 30, 2021.

Financing Activities

Net cash used in financing activities was approximately $2,182,000 during the nine months ended September 30, 2022, attributable primarily to repurchases of shares pursuant to the Company’s share repurchase program. Net cash provided by financing activities during the nine months ended September 30, 2021 was approximately $64,289,000, attributable primarily to net proceeds from our equity financing in January 2021.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended September 30, 2022.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of September 30, 2022 and December 31, 2021.

We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. Our cash and cash equivalents consist primarily of cash and money market funds. Our exposure to market risk relating to cash and cash equivalents due to changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. Our marketable securities have had and may in the future have their market value adversely affected due to rises in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits.

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $159,000 for the nine months ended September 30, 2022 in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

Inflation generally affects us by increasing our cost of labor and clinical trial and other research and development costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented. Inflation has increased substantially in recent periods and could have a greater impact on our future results of operations if it remains at current levels or continues to increase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, we are exempt from the requirements of Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Options

In September 2022, the Company issued 26,093 shares of common stock to one option holder relating to the cashless exercise of stock options.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the issuance of our common shares upon exercise of the options was exempt from registration pursuant to Rule 701 under Securities Act. The recipient of the securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The sale of these securities was made without any general solicitation or advertising.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 17, 2020

3.2	By-Laws	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed April 16, 2020

10.1	Third Amendment, dated August 1, 2022, to Employment Agreement with Panna Sharma dated July 23, 2018.	Filed electronically herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

101.INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: November 7, 2022	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: November 7, 2022	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

