Form 10-K
period 2022-12-31
Lantern Pharma Inc.
filed 2023-03-20
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $51,002,262.

As of March 6, 2023, the registrant had 10,857,040 shares of common stock, $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2022 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future preclinical studies and clinical trials, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “model,” “objective,” “aim,” “upcoming,” “should,” ‘will” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements relating to:

●	the potential advantages of our RADR® platform in identifying drug candidates and patient populations that are likely to respond to a drug candidate;

●	our strategic plans to advance the development of any of our drug candidates;

●	our strategic plans to expand the number of data points that our RADR® platform can access and analyze;

●	our research and development efforts of our internal drug discovery and development programs and antibody drug conjugate (ADC) development program and the utilization of our RADR® platform to streamline the drug development process;

●	the initiation, timing, progress, and results of our preclinical studies or clinical trials on any of our drug candidates;

●	our intention to leverage artificial intelligence, machine learning and genomic data to streamline the drug development process and to identify patient populations that would likely respond to a drug candidate;

●	our plans to discover and develop drug candidates and to maximize their commercial potential by advancing such drug candidates ourselves or in collaboration with others;

●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash and cash equivalents;

●	our ability to secure sufficient funding and alternative source of funding to support our existing and proposed preclinical studies and clinical trials;

●	our estimates regarding the potential market opportunity for our drug candidates we or any of our collaborators may in the future develop;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our expectations related to future expenses and expenditures;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	the potential impact that the continuance or resurgence of the COVID-19 pandemic (or another epidemic or infectious disease outbreak) or its impact on the overall economy may have on our business plans;

●	our ability to source our needs for skilled labor in the fields of artificial intelligence, genomics, biology, oncology and drug development; and

●	the impact of government laws and regulations on the development and commercialization of our drug candidates and ADC development program.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to the following:

●	We have a limited operating history and have never generated any revenues other than from research grants, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

●	We have limited experience in drug discovery and drug development and may not receive regulatory approval to market our drug candidates.

●	Our business strategy to rescue previously failed drug candidates may not be successful, and important issues relating to safety and efficacy remain to be resolved for all of our drug candidates. Our strategy also involves risks and uncertainties that differ from other biotechnology companies that focus solely on new drug candidates that do not have a history of failed clinical trials.

●	We may depend on enrollment of patients with specific genomic or biomarker signatures in our clinical trials in order for us to continue development of our drug candidates. If we are unable to enroll patients with specific genomic or biomarker signatures in our clinical trials, our research, development and commercialization efforts could be adversely affected.

●	Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

●	Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

●	Our RADR® platform may fail to help us discover and develop additional potential drug candidates.

●	Any failure by us to comply with existing regulations could harm our reputation and operating results.

●	Our inability to obtain and retain sufficient clinical trial liability insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit our ability to conduct clinical trials for drug candidates we develop.

●	Even if we are successful in completing all preclinical studies and clinical trials, we may not be successful in commercializing one or more of our drug candidates.

●	If our drugs do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

●	Failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad.

●	Any drug candidate that we obtain marketing approval for could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drugs, when and if any of them are approved.

iv

●	Even if we obtain regulatory approvals to commercialize LP-300, LP-184, LP-284, LP-100 or our other drug candidates, our drug candidates may not be accepted by physicians or the medical community in general.

●	Healthcare reform measures could hinder or prevent our drug candidates’ commercial success.

●	Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our drug candidates, and we intend to rely on third parties to produce commercial supplies of any approved drug candidate. Therefore, our development of our drugs could be stopped or delayed, and our commercialization of any future drug could be stopped or delayed or made less profitable if third party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug products in sufficient quantities or at acceptable prices.

●	We, or third-party manufacturers on whom we rely, may be unable to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing approved drugs, if any.

●	We have obtained statistical data, market data and other industry data and forecasts used throughout this report from market research, publicly available information and industry publications which we believe are reliable but have not been verified by any third party.

●	We or our licensors may become involved in lawsuits to protect or enforce our patent rights or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

●	We may be subject to claims by third parties asserting that our employees, consultants, contractors or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

●	Our stock price has been volatile and thinly traded, which may impair your ability to sell your shares.

●	If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

●	We may be at risk of securities class action litigation.

●	Our certificate of incorporation and our by-laws, and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

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

Our current portfolio consists of four compounds and an Antibody Drug Conjugate (ADC) program: two drug candidates in clinical phases, two in the pre-IND preclinical stage and our ADC program in research optimization. All of these drug candidates and our ADC program are leveraging precision oncology, A.I. and genomic driven approaches to accelerate and direct development efforts.

We currently have two drug candidates in clinical development, LP-100 and LP-300, where we are leveraging data from prior preclinical studies and clinical trials, along with insights generated from our A.I. platform, to target the types of tumors and patient groups we believe will be most responsive to the drug. Both LP-100 and LP-300 showed promise in important patient subgroups, but failed pivotal Phase III trials when the overall results did not meet the predefined clinical endpoints. We believe that this was due to a lack of biomarker-driven patient stratification. LP-300 has been studied in multiple randomized, controlled, multi-center non-small cell lung cancer, or NSCLC, trials that included administration of either paclitaxel and cisplatin and/or docetaxel and cisplatin, and we are currently conducting a targeted phase II trial (the Harmonic™ trial) for LP-300 in never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. LP-100 was previously out-licensed by us to Allarity Therapeutics A/S. In July 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for LP-100 from Allarity.

Additionally, we have two new drug candidates, LP-184 and LP-284, in pre-IND preclinical development for multiple potentially distinct indications where we are leveraging machine learning and genomic data to streamline the drug development process and to identify the patients and cancer subtypes that will best benefit from these drugs, if approved. Subject to regulatory clearance to move forward under future IND applications, we are planning a Phase I clinical trial for LP-184 to begin in mid 2023 and a Phase I clinical trial for LP-284 to begin in mid 2023. Our ADC program commenced in early 2021 is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds. In January 2023, we formed a wholly owned subsidiary, Starlight Therapeutics Inc. (“Starlight”), to develop drug candidate LP-184’s central nervous system (CNS) and brain cancer indications – including glioblastoma (GBM), brain metastases (brain mets.), and several rare pediatric CNS cancers. Following the formation of Starlight, we will refer to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”.

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

As part of our overall growth strategy, we plan to grow our pipeline by identifying new drug candidates and pursuing potential indications for LP-300, LP-184, LP-284, and LP-100 while leveraging our RADR® platform. We are also pursuing the identification and design of potential combination therapies in cancer for our compounds by leveraging our RADR® platform to analyze synergistic genomic networks and biological pathways with other currently approved drugs.

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

As of March 1, 2023, we own or control over 80 active patents and patent applications across over 16 patent families whose claims are directed to our drug candidates and what we plan to do with our drug candidates. We have in-licensed or acquired patents and patent applications from AF Chemicals, and BioNumerik that are directed to the compounds, LP-100, LP-184, LP-284 and LP-300, and methods of using the compounds. Additionally, we have also filed patent applications to further enhance, and extend the use of these in-licensed compounds. Our 14 patent families are directed to our drug candidates, their usage, manufacturing and other matters. These matters are essential to precision oncology and relate to: (a) data-driven, biologically relevant biomarker signatures, (b) patient selection and stratification approaches that rely on prediction of response derived from these signatures and, (c) the ability to develop novel, combination therapy approaches with existing therapeutics.

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

Our current pipeline of development programs involves four small molecule drug candidates: LP-300, LP-100, LP-184, and LP-284, and an Antibody Drug Conjugate (ADC) program.

●

LP-300 (Sodium 2,2’-disulfanediyldiethanesulfonate) (Tavocept®): We are currently advancing LP-300 in a phase II clinical trial, the Harmonic™ trial, in combination with chemotherapy in never-smokers with NSCLC adenocarcinoma who relapsed while on tyrosine kinase inhibitor (TKI) therapy.

LP-100 (6-Hydroxymethylacylfulvene: LP-100 is in clinical development with a focus on treatment in combination with the class of anticancer agents known as PARP inhibitors (PARPi)

●	LP-184. ( (-) hydroxyureamethylacylfulvene): LP-184 is a synthetic small molecule drug with nanomolar potency that preferentially damages DNA in cancer cells overexpressing specific biomarkers. We are advancing LP-184 towards the launch of a phase I clinical trial targeted for mid 2023.

●	LP-284. ( (+) hydroxyureamethylacylfulvene): LP-284, the stereoisomer (enantiomer) of LP-184, has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. We are advancing LP-284 towards the launch of a phase I clinical trial targeted for mid 2023.

●	ADC Program: Based on the recognition of antibody drug conjugates as a promising therapeutic approach for cancer treatment, and one that has growing interest due to the potential to increase targeted cancer cell death, we initiated an ADC program in early 2021.

We currently have an existing IND in the U.S. for LP-300 that was transferred to us as part of our in-licensing and agreement with BioNumerik to acquire the rights to the compound. There is currently no active IND in the U.S. for LP-100, LP-184 and LP-284.

Our Precision Cancer Therapy Development Using Our Innovative RADR® Platform

RADR® is one of the world’s largest A.I. and machine learning (M.L.) oncology drug discovery and development platforms, consisting of over 25+ billion oncology-focused data points. These data points consist of large-scale multi-omic data, derived from 130,000+ patient records, 150+ drug-tumor interactions, thousands of drug classes, and covering over 135 cancer subtypes. RADR® leverages this data and over 200+ advanced ML algorithms to power its drug discovery and development modules. RADR®’s data, capabilities, and insights have powered the development of new Lantern drug candidates, advancement of new indications for existing drugs, and identification of potential new drug combinations.

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

As data-centric and machine learning approaches begin to change the pace and scale of drug discovery and development, research and development (“R&D”) we believe efforts in large biopharma companies will begin to shift away from traditional approaches towards new data and A.I.-centric approaches. According to Deloitte Consulting, in Ten Years On | Measuring the return from pharmaceutical innovation 2019, “decades of advances in science and technology have driven improvements in health care outcomes and influenced stakeholder expectations of the role of the biopharmaceutical industry (biopharma). However, the past decade has seen increasing pressures undermine the productivity of biopharma R&D, leading to multiple years of decline in the return on investment. At the same time, innovative new treatments are changing the face of disease management. New treatment modalities and an increasing understanding of precision medicine have led to the need for new R&D models...” The Deloitte Consulting report further describes that R&D costs will, “shift from traditional discovery and trial execution to a process driven by large datasets, advanced computing power and cloud storage”.

Analysts estimate that this shift from traditional screening, and trial-based studies to leveraging in silico, data and A.I. methodologies has driven a significant increase in the spending on A.I. by the biopharma and drug discovery community to approximately $4 billion in 2021, increasing by about 40% annually from $730 million in 2019 according to PMLive and Global Market Insights. As a result of these trends and changes in the R&D model in biopharma, we believe that we, and companies that are using data-centric and A.I. centric approaches to drug discovery and development, are in an ideal position to benefit from this industry shift that has the potential to help deliver drugs to the right patients faster, with a higher degree of personalization and a potentially lower amount of average costs in the development cycle.

Our drug rescue approach leverages substantial prior research and development investments in candidates that were withdrawn from development prior to submission for FDA approval. The large volume of failed compounds, recent developments that permit increased access to validated genomic and biomarker data, and the rapid evolution of A.I. technology creates an opportunity to efficiently capitalize on these investments.

Our RADR® platform is rapidly emerging as a robust and scalable platform for targeted cancer therapy development. Through the use of A.I. and machine learning, RADR® is designed to quickly identify and guide the development of compounds that we can develop as potential oncology agents through either a process of drug rescue, drug repositioning or de-novo development. RADR® is being developed through an accumulation and curation of genomic and biomarker data that is directly relevant to the measurement and classification drug-tumor interaction, and clinical datapoints related to patient response and patient stratification.

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

Our RADR® Platform

The human genome consists of 19,000 to 20,000 protein coding genes. One input record derived from available data bases and analyzed by our RADR® platform consists of datapoints (expression values) from approximately 20,000 genes, another input record type is drug sensitivity data (IC20, IC50), and other sets include key clinical parameters from HIPAA compliant patient data and clinical histories. Our RADR® platform uses a data-driven gene feature selection methodology that is a combination of biology, informatics, and statistics – computational biology. The architecture, tools and software of our platform are depicted in the figures below.

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

Our RADR® Platform Workflow

Our RADR® platform’s proprietary workflow involves preliminary statistical analysis on approximately 18,000 features typically from whole transcriptomic datasets reducing the set to approximately 2,000 features. This is followed by gene filtering via biological and statistical methodologies yielding approximately 200 significant genes. The platform currently contains 6 feature selection methods and 13 machine learning methods to analyze the drug and omics data, in order to fine tune the model and get better and improved prediction accuracy. Feature selection ensures that genes that do not contribute to response prediction are excluded from the output dataset. The prediction component subsequently applies an A.I.-driven reduction algorithm to the previously filtered genes generating a targeted set of typically less than 50 candidate biomarkers predictive of response to a particular molecule. The figure below illustrates RADR®’s workflow.

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

The value of the platform architecture is derived from its validation through the analysis of over 25 billion oncology-specific clinical and preclinical data points, more than 154 drug-cancer interactions, thousands of drug classes, data covering more than 135 cancer subtypes, and over 130,000 patient records from 16 databases, one of which is our internal database. RADR® leverages this data and over 200+ advanced ML algorithms to power its drug discovery and development modules. Our long-term objective is to collect and analyze over 100 billion oncology-specific clinical and preclinical data points to further enhance the prediction power of our RADR® platform. We use cancer cell line gene expression profiles and drug sensitivity data (IC50) as one of its input types. In a population of 10 case studies our platform was able to distinguish responders from non-responders with an average historical accuracy of over 80%. We have also used our platform to generate genetic signatures that we believe to have applicability for the majority of FDA approved drug-tumor indications. External validation, through retrospective data analysis, of patient datasets from 10 independent clinical studies achieved an average response prediction accuracy greater than 80%, and internal analysis of 120 drug-tumor interactions in cell lines achieved an accuracy of greater than 85%. The figure below illustrates examples of RADR®’s algorithms and how they can be used.

We have developed our platform in a cloud environment that efficiently uses parallel processing to analyze patient stratification and biomarker selection. Best software engineering practices are followed while designing and developing our platform’s architecture. In order to track modifications in the software, a version control system is in place. We use a software release process, including a rigorous regression testing process, to ensure functions and programs are working as designed.

Our platform uses a simple user input and GUI based AI architecture that can be used in many pharmaceutical research areas such as biomarker identification, patient stratification, drug rescue and reposition by bioinformaticians, clinicians and trained wet-lab scientists.

In late 2021, the Code Ocean Platform, a secure cloud-based computing environment manager, was integrated into RADR®. The Code Ocean environment has upgraded RADR®’s data organization, synchronization, scalability and accessibility. These architecture changes have enhanced the reproducibility of RADR® aided insights and analysis and created an environment that improves the ability to collaborate and share insights within Lantern and with Lantern’s collaborators. The figure below illustrates ways that RADR®’s modules can be used to facilitate drug discovery and development within Lantern and with our collaborators.

Actuate Therapeutics Collaboration Utilizing RADR Platform

In May 2021, we entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, as amended, we are collaborating with Actuate on utilization of our RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, we received 25,000 restricted shares of Actuate stock subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts.

TTC Oncology Collaboration to Expand the Clinical Development of Drug Candidate TTC-352

In February 2023, we entered into a Collaboration Agreement with TTC Oncology (“TTC”). The collaboration is focused on using RADR® to accelerate and sharpen the drug development of TTC’s Phase 2 ready drug candidate TTC-352. TTC-352, is a novel, first- and best-in-class selective human estrogen receptor (ER) partial agonist (ShERPA) for the treatment of patients with metastatic ER+ breast cancer. TTC-352 was recently evaluated in a Phase 1 accelerated dose escalation study for hormone receptor positive metastatic breast cancer, and it showed early efficacy signals in heavily pretreated hormone refractory patients. The initial aims of the collaboration are to 1) identify biomarker or gene signatures to power potential patient selection for an upcoming TTC-352 Phase 2 clinical trial, 2) further characterize TTC-352’s mechanism of action, and 3) discover additional treatment indications for TTC-352. Under the terms of the collaboration, Lantern is receiving an exclusive right to license TTC-352, including any collaboration intellectual property (“IP”), during an exclusive option period. Additionally, Lantern and TTC will each participate in upfront, milestone, and royalty payments in the event a third-party licenses IP resulting from the collaboration.

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

As part of our growth strategy, we plan to:

●	Pursue existing indications for LP-300, LP-184, LP-284 and LP-100, leveraging our RADR® platform to refine and optimize our trial design and biomarker signatures that correlate to potential patient response.

●	Expand our pipeline by identifying new drug candidates that have either been abandoned or have failed in late stage clinical trials, and have the potential to benefit from a precision medicine approach that leverages our expertise and A.I. platform.

●	Identify and design potential combination therapy approaches to use our compounds in conjunction with currently approved drugs by leveraging our RADR® platform to analyze and uncover synergistic mechanisms and biological pathways using genomics and machine learning.

●	Increase the number of data points powering our RADR® A.I. platform from more than the current 25 billion to a target of approximately 50 billion by the end of 2023.

●	Advance the algorithms, methodologies and models that underlie our computational and machine learning platform to improve the predictive power, and to develop additional capabilities that are focused on accelerating or de-risking oncology drug development.

●	Pursue collaborations and partnerships with other biotech and pharma companies where our A.I. and precision oncology expertise can be used to de-risk or accelerate development programs and where our stockholders can receive a significant economic benefit.

●	Continue to develop and patent intellectual property and advance our intellectual property portfolio associated with both fundamental patents and patents associated with precision, patient stratified, targeted therapies and genomic or biomarker signatures.

●	Continue to select and launch additional clinical development program.

LP-300

General Overview

We are currently advancing LP-300 in a Phase II clinical trial (the “HARMONIC™ Study”) of LP-300 in combination with carboplatin and pemetrexed in never smoker patients with relapsed advanced primary adenocarcinoma of the lung after treatment with tyrosine kinase inhibitors (TKIs).

LP-300 is a cysteine-modifying molecular entity that works to modulate multiple cellular pathways simultaneously and is a potential combination agent for targeted indications in NSCLC. LP-300 is a small molecule (molecular weight 326.4 Da) that was in-licensed from BioNumerik Pharmaceuticals, Inc. in May 2016, and subsequently acquired by us in 2018. We are focused on repositioning LP-300 as a potential combination therapy for never smokers NSCLC patients with histologically defined adenocarcinoma. Prior clinical trials conducted by BioNumerik for LP-300 did not meet their primary clinical endpoints, and at least one or more future clinical trials that meet their pre-specified primary endpoints with statistical significance will be required before we can obtain a regulatory marketing approval, if any, to commercialize LP-300. Safety and efficacy determinations are solely within the authority of the FDA in the U.S. or other regulatory agencies in other jurisdictions. Currently there is no approved therapy specifically for the growing indication of never-smokers with NSCLC, and female never smokers appear to be uniquely responsive to LP-300. With both chemosensitizing and chemoprotective activity, LP-300 has potential as a combination agent or adjuvant in front line, second line or salvage therapy in newly diagnosed, relapsed, metastatic or advanced NSCLC for overall survival enhancement and toxicity alleviation from primary chemotherapy or standard of care. We are currently in the early stages of defining a specific biomarker signature that correlates with heightened sensitivity to LP-300. We believe that this signature may help accelerate the clinical development of LP-300 and has the potential to guide patient selection for targeted clinical trials.

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

LP-300 has been administered in multiple clinical trials to more than 1,000 subjects and has been generally well-tolerated. Retrospective analyses of the results of a multi-country phase III lung cancer trial (study ID DMS32212R) in subgroups of adenocarcinoma patients receiving LP-300, paclitaxel and cisplatin demonstrated substantial improvement in overall survival, particularly among female never smokers, where a 13.6 month improvement in overall survival (p-value 0.0167, hazard ratio 0.367) in favor of LP-300 was observed, as compared to placebo in the subgroup of paclitaxel/cisplatin-treated patients. Similar retrospective findings of increased overall survival in the subgroup of LP-300/paclitaxel/cisplatin treated female Asian patients with adenocarcinoma of the lung were observed in a randomized, double-blind, placebo-controlled trial in Japan. Prior historical clinical trial observations are not necessarily predictive of the outcome of future trials. No assurances can be given that we will be successful in obtaining marketing approval for LP-300. The chemical structure of LP-300 is depicted below.

LP-300 Chemical Structure

LP-300 Phase II Clinical Trial

We are conducting a Phase II clinical trial (the “HARMONIC™ Study”) of LP-300 in combination with carboplatin and pemetrexed in never smoker patients with relapsed advanced primary adenocarcinoma of the lung after treatment with tyrosine kinase inhibitors. Our purpose in conducting the study is to determine the potential clinical advantages for this drug combination in the study-defined patient population. As of the date of this report, we have activated 5 clinical trial sites in the US, across 12 locations, and we anticipate multiple additional sites in the US during the first half of 2023, with first enrolled patients anticipated in the second quarter of 2023.

The trial is designed as a multicenter, open label, Phase II trial with planned enrollment of approximately 90 patients. Patients who are never smokers with lung adenocarcinoma and have relapsed after prior treatment with tyrosine kinase inhibitors will be eligible for enrollment. Following a six-patient safety lead-in stage, the trial consists of randomization in a 2:1 allocation ratio to one of two arms: Arm A (consisting of carboplatin, pemetrexed, and LP-300) or Arm B (consisting of carboplatin and pemetrexed).

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

Rationale Behind LP-300 Rescue and Repositioning Efforts

Based on the results from the prior Phase III NSCL adenocarcinoma trial, we have launched the HARMONIC™ LP-300 Phase II clinical trial to target the subpopulation of never smokers with adenocarcinoma that saw strong benefit in the previous Phase III trial. Although the incidence of never-smokers with NSCLC is rising currently there is no approved therapy specifically for the growing indication of never-smokers with NSCLC. Preclinical observations support that LP-300 preferentially modulates ALK and EGFR, two commonly mutated genes in non-smokers with adenocarcinoma. Based on the findings from the previous Phase III NSCL adenocarcinoma trial, it is possible that the benefits of combining LP-300 with standard of care chemotherapy could be further improved by identifying additional molecular biomarkers in patients who respond well to LP-300 combination treatment. We continue to seek additional opportunities for LP-300. Some of our considerations include a never smoker population with a specific genetic signature that correlates to increased LP-300 sensitivity.

Disease Background and Opportunity

Lung cancer remains one of the most common and deadly cancers worldwide. Lung cancer accounts for 12% of all new cancer diagnoses, but 21% of all cancer deaths in the US. Lung cancer kills more people annually than cancers of the breast, prostate, colon, liver, kidney, pancreatic, and melanoma combined. The American Cancer Society’s estimates for lung cancer in the US for 2023 are:

●	Approximately 238,340 new cases of lung cancer (117,550 in men and 120,790 in women)

●	Approximately 127,070 deaths from lung cancer (67,160 in men and 59,910 in women)

The most common type of lung cancer is called non-small cell lung cancer (“NSCLC”), which represents about 80% to 85% of all lung cancer.

Lung adenocarcinoma, a histological subtype of NSCLC that originates within the glands that line the lung, is the most common subtype of lung cancer in the world inflicting approximately 50% to 65% of non-Asians and approximately 70% to 85% of Asians diagnosed with lung cancer. According to LUNGevity Foundation, the National Institutes of Health and other published literature, 60% to 65% of all new lung cancer diagnoses are among people who are former smokers or have never smoked, while 10-15% of new lung cancer cases are among never-smokers.

Over one-half of the patients diagnosed with NSCLC in any given year will present with inoperable advanced (stage IV) disease, for which there is no cure. Patients with stage IV NSCLC exhibit a median overall survival time of 7 to 12 months; approximately one-third of patients will survive for a year, and only 10% to 21% of those patients will survive for two years.

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

Rapid advances in understanding the molecular pathogenesis of NSCLC have demonstrated that NSCLC is a heterogeneous group of diseases. Although the initial treatment of localized disease is the same, the molecular characterization of tumor tissue in patients with NSCLC serves as a guide to treatment both in those who present with metastatic disease and in those who relapse after primary therapy. Molecularly targeted therapies have dramatically improved treatment for patients whose tumors harbor somatically activated oncogenes such as mutant EGFR1 or translocated ALK, RET, or ROS1. Smoking is the major cause of lung adenocarcinoma but, as smoking rates decrease, proportionally more cases occur in never-smokers (defined as less than 100 cigarettes in a lifetime). KRAS mutations in lung cancer cases are nearly exclusive to smokers. KRAS, “Kristen rat sarcoma viral oncogene homolog,” is a protein involved in regulating cell division. KRAS mutation is a gain-of-function mutation (i.e. somatic mutation turns RAS, a benign gene “proto-oncogene” into KRAS, an oncogenic driver of many tumors). KRAS-mutated non-small cell lung cancer represents 20% to 25% of all NSCLC. FDA granted accelerated approval to KRAS inhibitor sotorasib and Antibody Drug Conjugate trastuzumab deruxtecan (Enhertu) for KRAS G12C -mutated and HER2 mutated advanced stages non-small cell lung cancer (NSCLC), respectively. In 2022, the combination of CTLA-4 inhibitor tremelimumab and the anti-PDL1 antibody durvalumab was approved by FDA for treating metastatic NSCLC patients lacking EGFR mutation or ALK translocation. Tumor suppressor gene abnormalities, such as those in TP53, CDKN2A8, KEAP1, and SMARCA4 are also common but are not currently clinically actionable.

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

In the US in 2023, there will be an estimated 12,000 diagnosed cases of NSCLC in female non-smokers, accounting for approximately 5% of all lung cancer cases. Globally in 2020, there were an estimated 111,583 adenocarcinoma cases of NSCLC in female non-smokers. Due to the specificity of this indication, it may be possible to classify it as a rare disease. When attempting to explain some gender susceptibility differences, research has demonstrated that women with NSCLC tend to be:

●	Younger;

●	Asian;

●	2-3 times more likely to be non-smokers;

●	more likely to develop adenocarcinoma and;

●	more likely to have metastatic disease.

The high rate of adenocarcinomas in non-smoking women suggests the possible existence of other etiological factors in addition to smoking. Some factors that have been considered include gender-specific genetic alterations and predispositions, passive smoke effects, different nicotine metabolism in women, occupational exposure, diet, and chronic obstructive pulmonary disease. Based upon estimates published by Global Cancer Statistics 2020 and 2023 estimates published by the American Cancer Society, below is an overview of relevant potential patient population and market sizes that we believe LP-300 could address, if approved:

Lung cancer	Global (2020)	US (2023)
Total lung cancer estimated incidence (new cases)	2,210,000	238,340
NSCLC incidence (~85% of all lung cancer cases)	1,878,500	202,589
NSCLC adenocarcinoma incidence (~60% of all NSCLC)	1,127,100	121,553
Never-smokers estimate (~15% of adenocarcinoma)	169,065	18,233
Female never-smoker estimate (~66% of never-smokers with lung cancer are female)	111,583	12,034
Total Potential Patient Segment in New Lung Cancer	5%	5%

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

We are focused on advancing LP-300 as a potential combination therapy for never smoking NSCLC patients with adenocarcinoma by leveraging our A.I. platform to help uncover the genomic and biomarker networks that are associated with response in the never-smoker and non-smoker groups. Additionally, through our early, preclinical work to define a gene signature that correlates with heightened sensitivity to LP-300, we believe there is potential to further expand the indication to include all NSCLC patients that have this identified genetic profile in their cancer. Currently there is no approved therapy specifically for the growing indication of never-smokers with NSCLC, and female never smokers appear to be uniquely responsive to LP-300. If successful, LP-300 could provide improved patient benefit in terms of improved survival, and secondarily through the concurrent prevention and mitigation of common and serious chemotherapy-induced toxicities.

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

Working Model for LP-300 Mechanism of Action

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

Our RADR® Platform’s Approach to LP-300 Repositioning

Our RADR® platform has been implemented with the objective of uncovering insights from LP-300 rescued preclinical data as well as from lung cancer clinical trial data regarding actionable bioinformatics, biomarkers, target population demographics and smoking history. Differential expression analyses of RNAseq data on LP-300 pre- and post-exposure in selected NSCLC cell lines has revealed gene sets that could be upregulated and downregulated in response to LP-300 treatments involving the mapping of genes performing cellular redox functions, kinases involved in proliferating signaling, and apoptotic markers. We are currently in the early stages of defining a specific biomarker signature that correlates with heightened sensitivity to LP-300. We believe that this signature may help accelerate the clinical development of LP-300 and has the potential to guide patient selection for targeted clinical trials. We are also developing a list of approved cancer drugs that, when used in combination with LP-300, may have potential to improve the overall benefit to patients through either potentially greater anticancer properties or improved tolerability. We believe identifying such combinations would be attractive to established pharmaceutical and biotech companies.

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

LP-184 Chemical Structure

Starlight Therapeutics Inc. and STAR-001

In January 2023, we formed a wholly owned subsidiary, Starlight Therapeutics Inc. (“Starlight”), to develop drug candidate LP-184’s central nervous system (CNS) and brain cancer indications – including glioblastoma (GBM), brain metastases (brain mets.), and several rare pediatric CNS cancers. Following the formation of Starlight, we will refer to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”.

Planned Phase I Clinical Trial for LP-184

We are advancing LP-184 towards a Phase I clinical trial in patients with late-stage solid tumors, including pancreatic, breast, lung, bladder, prostate, and ovarian cancers. For the dose escalation portion of the study, in addition to the primary objective of determining the MTD (maximum tolerated dose)/MAD (maximum administered dose) and the recommended dose range for LP-184, secondary objectives include correlation with expression of the gene PTGR1 (Prostaglandin Reductase 1) and correlations with mutations in DNA damage repair pathway genes. We expect to include up to 40 patients in the Phase 1A portion of the study from multiple clinical sites. For the Phase 1A (dose escalation safety) portion of the study, all-comer solid tumor patients are expected to be included.

Upon completion of enrollment in Phase IA and analysis of patient safety, PK, and therapeutic data, we, together with the clinical investigators participating in the study, will review the study data package to determine the recommended dose to be used in further clinical testing of LP-184.

LP-184 Development Opportunities

STAR-001 in Glioblastoma and other CNS Cancers – Starlight Therapeutics Inc.

Glioblastoma is an aggressive type of cancer that begins in the brain and accounts for more than half of all brain cancers. Glioblastoma has an overall five-year survival rate of 5%, meaning that only approximately 5 in 100 people survive GBM for five years and beyond. We believe that STAR-001’s molecular features and distinct mechanism of action, anti-tumor efficacy and strong correlation with specific biomarkers have the potential to provide a unique and powerful approach aimed at addressing high unmet needs in GBM and other aggressive CNS tumors.

Data and observations supporting the development of STAR-001 for GBM and other brain cancers include the following:

●	We have obtained favorable preclinical in vivo and in vitro data supporting the ability of STAR-001 to cross the blood brain barrier.

●	STAR-001 treatment induced tumor regression evidenced by greater than 106% tumor growth inhibition in two subcutaneous xenograft models of GBM (U87 and M1123). STAR-001 also prolonged survival in mice bearing an intracranially implanted tumor model of GBM (U87), as compared with those that did not receive any drug substance.

●	Intravenous administration of STAR-001 over two cycles reduced subcutaneous xenograft tumor volume in mice by greater than 85% within the treatment group.

●	In an orthotopic GBM xenograft tumor model in mice, a single cycle of STAR-001 resulted in a statistically significant (p < 0.0001) extension of median overall survival in the STAR-001-treated group (42 days) versus the control group (33 days).

●	Analyses driven by RADR® have identified, in clinical databases, GBMs with elevated PTGR1 expression and harboring defects in DNA damage repair components as a targeted subset of genetically defined patients who could potentially benefit from STAR-001-based therapy.

●	Preclinical data supports the observation that STAR-001 can be an effective treatment in GBM regardless of MGMT (a DNA repair enzyme) status of the cancer. This has significant potential to provide a much-needed alternative to the standard-of-care drug, temozolomide (TMZ), especially in GBMs that over-express MGMT — which can be up to 50% of GBM cancers.

●	In August 2021, the FDA granted STAR-001 Orphan Drug Designation for the treatment of GBM and other malignant gliomas.

The standard treatment for glioblastoma includes radiation and chemotherapy with temozolomide. Based on an article in the journal Genes and Diseases (Temozolomide resistance in glioblastoma multiforme, Genes Dis., 2016 May 11;3(3):198-210) and other publications, at least fifty percent of temozolomide treated patients do not respond to this treatment, and others often form resistance to temozolomide based regimens. We have obtained preclinical data supporting the observation that STAR-001 can be an effective treatment in GBM regardless of the MGMT (a DNA repair enzyme) status of the cancer. This has significant potential to provide a much-needed alternative to the standard-of-care drug, temozolomide (TMZ), especially in GBMs that over-express MGMT — which can be up to 50% of GBM cancers. Patients that have GBMs that over-express MGMT are generally unresponsive to TMZ and need new therapy options that can exploit other molecular pathways and mechanisms.

We believe STAR-001’s ability to cross the blood-brain barrier, together with its anti-tumor efficacy and sensitivity correlations with relevant biomarkers, highlight STAR-001’s potential for use as both monotherapy as well as a synergistic agent in combination with other drugs to address the unmet needs in GBM and other aggressive central nervous system tumors.

STAR-001 in ATRT and Pediatric Rare Disease Designation

ATRTs (Atypical Teratoid Rhabdoid Tumors) are rare neurological tumors that primarily affect children under the age of three. These clinically aggressive tumors are associated with a very poor prognosis, including a median survival of 6-12 months and a 5 year survival rate of 30%. The National Cancer Institute (NCI) estimates that in the U.S. there are 600 living ATRT patients with 60 new patients diagnosed annually. These tumors are typically pathogenetically driven by loss of function of the SMARCB1 or SMARCA4 genes. We believe that STAR-001’s molecular features and distinct mechanism of action, observed preclinical anti-tumor efficacy and correlation with specific biomarkers have the potential to provide a unique and powerful approach aimed at addressing unmet needs for this ultrarare pediatric cancer. We plan to pursue further preclinical studies of STAR-001 in this indication.

Data and Observations supporting the development of STAR-001 for ATRT include the following:

●	We have obtained favorable preclinical in vivo and in vitro data supporting the ability of STAR-001 to cross the blood brain barrier.

●	STAR-001 was observed to have a potent efficacy in ATRT cell lines CHLA-02, CHLA-05, and CHLA-06 with IC50s (nM) of 1776, 162, and 37.4, respectively.

●	In ATRT xenograft tumor models in mice, i.v. injections of STAR-001 at either 2 mg/kg or 4 mg/kg had high in vivo efficacy. At both concentrations xenografts showed complete tumor regression compared to the vehicle control group.

●	Preclinical in vivo and in vitro data supports the in-silico observation that STAR-001 can be an effective treatment for ATRT. Currently, there is no standard of care for treatment of children with ATRT.

●	STAR-001 has been granted Orphan Drug Designation and Rare Pediatric Disease Designation to treat ATRT.

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

Data and observations supporting the development of LP-184 for pancreatic cancer include the following:

●	We believe LP-184 acts by selectively damaging DNA in tumors that express high levels of the enzyme PTGR1 – which occurs in several solid tumors. Analysis with our data platform, RADR®, indicates that 35-40% of pancreatic tumors overexpress PTGR1.

●	Preclinical studies have shown significant and targeted anti-tumor effects of LP-184, even in pancreatic cancers that are resistant to standard-of-care drugs.

●	Pancreatic tumors with DNA-damage repair deficiencies were significantly more sensitive (by two times) to LP-184 in preclinical studies. This and other observations support LP-184’s potential as a synthetic lethal agent in many HRD (homologous recombination deficient) and NERD (nucleotide excision repair deficient) cancers.

●	LP-184, demonstrated significant and rapid pancreatic tumor shrinkage, by over 90%, in in-vivo mouse models in 8 weeks. In comparison, the tumors in the untreated mice grew by over eleven-fold in volume during the same 8 week period.

●	Additional positive preclinical data on the efficacy and potency of LP-184 was gathered from 6 pancreatic cancer cell lines, and an additional 5 patient-derived xenograft (PDX) ex-vivo tumor models. Significant reduction of cancer cells and cancer cell growth was observed across all pancreatic cancer cell lines and PDX models that were tested in the study with IC50 values in the nanomolar range (45-270 nM).

●	Our A.I. based identification of the key gene in the drug mechanism-of-action for LP-184 was validated by leveraging gene-editing (CRISPR) technology to validate PTGR1 as a fundamental driver of tumor sensitivity and cancer cell death.

●	LP-184 treatment of 2 PDX models for HR deficient pancreatic cancer in preclinical studies resulted in 110-140% tumor growth inhibition.

●	In August 2021, the FDA granted LP-184 Orphan Drug Designation for the treatment of pancreatic cancer.

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

Working Model for LP-148 Mechanism of Action

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

Use of RADR® in LP-184 Development

Using our RADR® platform, we matched LP-184 drug response data in cell lines and in ex vivo PDX models with gene expression from matched RNA-seq experiments in over 100 samples to build models that predict LP-184 response using a small number of gene expression values. (See Figure A below) The machine learning model was able to accurately predict LP-184 response. (See Figure B below) The final model required only 10 genes - as opposed to the entire transcriptome - to make predictions, with PTGR1 making a dominant contribution. This suggests PTGR1 is required for activity or has a strong effect to enhance drug sensitivity. (See Figure C below)

To test this hypothesis, PTGR1 was knocked down with a CRISPR-interference construct that ablated PTGR1 expression, and consequently, LP-184 sensitivity was lost. (See Figure C below) Because the LP-184 model can predict drug response with any RNA data, we surveyed public RNA-seq data to support targeted cancer indications of interest for LP-184. (See Figure D below)

We observed that Atypical Teratoid Rhabdoid Tumor (ATRT) was predicted to be highly responsive to LP-184, and the presence of its characteristic SWI/SNF-complex mutations in SMARCB1 or SMARCA4 were associated with lower predicted IC50 values. (See Figure E below) We performed mouse xenografts with an ATRT line and validated extreme responsivity to LP-184 that was previously predicted by RADR. This demonstrates RADR® ability to make valid drug response model predictions based on gene expression, which can be used to optimize drug positioning, uncover drug mechanism-of-action, and discover relevant biomarkers.

Disease Background for Pancreatic Cancer, Glioblastoma, Atypical Teratoid Rhabdoid Tumors (ATRT), and Prostate Cancer

Initial target patient populations for LP-184 include pancreatic cancer, glioblastoma, atypical teratoid rhabdoid tumors (ATRT) and prostate cancer.

Pancreatic Cancer

Pancreatic cancer is the fourth leading cause of cancer deaths in the United States with a five-year survival rate of 11.5% and a 10-year survival rate of just 1%. This means that only approximately 12 in 100 people will have survived for five years and beyond. Pancreatic cancer has among the lowest 5-year survival rate of any of the 22 common cancers. Global Cancer Statistics 2020 estimates that for pancreatic cancer there are approximately 495,773 new cases of pancreatic cancer globally.

The American Cancer Society’s estimates for pancreatic cancer in the United States for 2023 are:

●	About 64,050 people (33,130 men and 30,920 women) will be diagnosed with pancreatic cancer; and

●	About 50,550 people (26,620 men and 23,930 women) will die of pancreatic cancer.

Targeting a specific subset of pancreatic cancer patients that are genetically defined has the potential to increase beneficial therapeutic options for patients and may ultimately improve survival for those with this cancer.

Glioblastoma

Glioblastoma is a fast-growing, aggressive type of CNS (Central Nervous System) tumor that forms on the supportive tissue of the brain. Glioblastoma is the most common high grade glioma (HGG). The American Cancer Society estimates that approximately 24,810 malignant tumors of the brain or spinal cord (14,280 in males and 10,530 in females) will occur in the U.S. in 2023. It also estimates that in 2023, approximately 18,990 deaths will occur from brain and other nervous system cancers. Approximately 250,000 new glioblastoma cases are estimated to occur each year worldwide, with approximately 11,000 to 13,000 new glioblastoma cases estimated to occur each year in the U.S. Glioblastomas usually affect adults. Treating glioblastoma is very difficult due to the brain-blood barrier and treatment often focuses primarily on relieving symptoms.

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

Prostate Cancer

Prostate cancer is the most commonly diagnosed cancer in men in the US and the second leading cause of cancer-related death in men in the US. The American Cancer Society’s estimates for prostate cancer in the United States for 2023 are:

●	Approximately 288,300 new cases of prostate cancer

●	Approximately 34,700 deaths from prostate cancer

Approximately 50% of patients who die from prostate cancer have metastases at diagnosis. The survival gains over the last decade have been modest with acceleration in life-extending drug development occurring in the last three years. Hormonal therapy works to reduce testosterone levels in the body to a level equal to that seen if physical castration were to occur. However, hormonal therapy can become refractory after one to three years and tumor growth may resume. This is referred to as Castration-Resistant Prostate Cancer (“CRPC”). About 10 - 20 % of prostate cancer patients develop CRPC within five years. Typically, standard hormonal therapy involving Androgen Deprivation Therapy (ADT) was prescribed in the past for all comer patients. Current prescribed regimens involve intensified therapy for most patients (docetaxel for high volume disease, and Zytiga for low and high volume disease) whereas upcoming molecularly selected agents in addition to hormonal therapy are used in an individualized approach to metastasis-directed or local therapy. Standard of care agents for prostate cancer include without limitation (i) Androgen production suppressors, such as Leuprolide (Lupron, Eligard), Goserelin (Zoladex), Triptorelin (Trelstar), Histrelin (Vantas), Abiraterone (Zytiga), (ii) Androgen signaling blockers, such as Flutamide (Eulexin), Bicalutamide (Casodex), Nilutamide (Nilandron), and Enzalutamide (Xtandi), and (iii) chemotherapeutics such as docetaxel and cabazitaxel. In 2022 Pluvicto (active ingredient lutetium Lu 177 vipivotide tetraxetan) was approved by FDA for the treatment of prostate-specific membrane antigen (PSMA) positive mCRPC. Drug classes of new small molecules in development include PARP inhibitors, PI3K inhibitors and DNA Damage Repair (DDR) inhibitors. The PARP inhibitors olaparib (Lynparza) and rucaparib (Rubraca) and the PD1 inhibitor pembrolizumab (Keytruda) have been approved by the FDA for a subset of the patient population. The identification and characterization of new molecular targets, agents exploiting new or non-parallel mechanisms of action, and the discovery of predictive biomarkers for mCRPC, are three of the major unmet needs in the prostate cancer space in the era of precision medicine that we believe LP-184 may address.

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

Pancreatic cancer	Global (2020)	US (2023)
Pancreatic cancer cases	495,773	64,050
Advanced pancreatic cancer cases (65% of all pancreatic cancer)	322,252	41,633
85% of advanced pancreatic cases are treated in 1st line setting	273,915	35,388
60% of advanced pancreatic cases treated in 1st line are treated in 2nd line	164,349	21,233
30% of advanced pancreatic cases treated 2nd line are treated in 3rd line	49,305	6,370
Potential patient percentage in initial targeted segment	9.9%	9.9%

Glioblastoma	Global	US
Total glioblastoma (GBM) estimated incidence	250,000	13,000
Number of newly diagnosed GBM patients treated (treatment rate 76.6%)	191,500	9,958
Number of newly diagnosed MGMT unmethylated GBM patients	126,390	6,572
Potential patient percentage in initial targeted segment	50.5%	50.5%
Recurrent patients treated in 1st line (69% newly diagnosed patients received 1L)	132,135	6,826
Recurrent patients progressing to 2L treatment (70.3% recurred patients receive 2L)	92,890	4,798

Prostate cancer	Global (2020)	US (2023)
Total prostate cancer estimated incidence (new cases)	1,414,000	288,300
CRPC incidence, ~20% of all prostate cancer	282,800	57,660
Metastatic CRPC incidence, ~80% of newly diagnosed CRPC	226,240	46,128
Potential patient percentage in initial targeted segment	16%	16%

Strategic Academic Collaborations for LP-184

We are or have been involved in the following academic collaborations for LP-184:

●	The Research Institute of Fox Chase Cancer Center (“FCCC”). Our ongoing collaboration with FCCC has yielded results that strongly link LP-184 efficacy to the expression of PTGR1. PTGR1 was identified by our RADR analysis as the lead gene candidate, the expression of which is essential to LP-184 mediated cytotoxicity. Using CRISPR engineered cells, we have now demonstrated a total lack of activity in tumor cell lines where PTGR1 expression is artificially knocked out. These data continue to support our RADR based predictions and the strategies of using LP-184 for tumor indications based upon PTGR1 expression. Our RADR analysis has identified a multitude of tumors with a higher than required threshold of PTGR1 expression. We have further validated the activity of LP-184 in a panel of pancreatic cancer cell lines. We have also conducted studies to evaluate the efficacy of LP-184 in pancreatic cancer PDX models and in xenografts. Additional wet lab studies are ongoing to further validate RADR defined combinations with standard of care drugs in order to identify optimal synergistic drugs that could be eventually used in potential treatments with LP-184.

●	Kennedy Krieger Institute and the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center. We have an ongoing collaboration with Kennedy Krieger Institute and investigators at the Johns Hopkins School of Medicine. We sought this collaboration following multiple unique findings regarding LP-184, including: the preclinical efficacy of LP-184 in glioblastoma (GBM); a positive result suggesting the ability of LP-184 to penetrate the Blood Brain Barrier, in amounts similar to the GBM standard of care agent Temozolomide (TMZ); and LP-184’s special ability to kill GBM cells irrespective of the methylation status of MGMT promoter. We believe there is an urgent unmet need for an effective therapy to treat GBM with unmethylated MGMT. Both wet lab data and RADR based gene correlations highlighted sensitivity of tumor cells that carry unmethylated MGMT to LP-184. We have obtained additional data in an expanded panel of GBM tumor cell lines, neurospheres obtained from patient biopsies and evaluation of LP-184 in GBM xenografts. Results from this collaboration continue to support the promise of LP-184 for GBM.

●	Georgetown University. In the first phase of our collaboration with Georgetown University, we confirmed the efficacy of LP-184 in a panel of prostate cancer organoid models. In the second phase, we are focusing on wet lab validation of the leads generated by our A.I. models of the gene dependency of most sensitive prostate cancers. This project is intended to provide necessary experimental data for use of LP-184 in a personalized medicine approach to treating prostate cancer. Our gene correlation data has highlighted the deficiency of several pathways that hypothetically would allow LP-184 to be synthetically lethal in tumors with such disruptions. Our RADR analysis also indicates that as many as 20% of prostate cancers carry markers that will make these tumors highly sensitive to LP1-84. In Phase 2 or our collaboration with Georgetown, we have focused on the development of gene specific isogenic engineered prostate cancer cell lines to dissect the pathways as well as extend the 2D and 3D prostate cancer studies to in vivo genomically defined prostate cancer PDXs. In addition, we have designed studies that will test LP-184 in combination with several other drugs that are known to inhibit pathways needed to repair damage to DNA caused by LP-184. The advantage of combining our DNA damaging agent along with a DNA damage repair inhibitor is that it is expected to substantially extend the tumor specific efficacy of LP-184, including prostate cancers that might otherwise not carry deficiencies in the DNA repair pathway. We expect that the drug sensitivity data and genomic data from these studies will further guide optimal positioning of LP-184.

●	The Danish Cancer Society-Research Center. In January of 2022 we entered a new research collaboration with the Danish Cancer Society Research Center (DCRC). The collaboration is directed to examining the most common solid tumors in order to determine the patient populations most likely to benefit from our drug candidates LP-100 (irofulven) and LP-184. LP-100 and LP-184 have both been shown to have a synthetically lethal impact in tumors that are lacking nucleotide excision repair (NER) capabilities. An additional aim of this collaboration is to develop improved diagnostic tools to detect NER deficient patient profiles more accurately. Initially, the collaboration is focusing focus on the role of NER deficiency in breast, ovarian, prostate, lung, kidney, bladder, stomach, pancreatic, and esophageal cancers. We expect the data, genomic signatures, and biological models generated from the collaboration to add millions of data points to RADR®.

●	The Greehey Children’s Cancer Research Institute (GCCRI) at the University of Texas Health Science Center-San Antonio. In February 2022, we announced a research collaboration with the Greehey Children’s Cancer Research Institute (GCCRI) at the University of Texas Health Science Center-San Antonio. The GCCRI research collaboration is focusing on the effectiveness of LP-184 and LP-284 in genomically-defined pediatric cancers, including several without any effective therapeutic approach. The collaboration is leveraging GCCRI’s pediatric tumor research models and knowledge base to advance LP-184 for the potential treatment of rare pediatric cancers including rhabdomyosarcoma, Ewing sarcoma, MRT (malignant rhabdoid tumor), Wilms tumor, and ATRT (atypical teratoid rhabdoid tumor). Dr. Peter Houghton Ph.D. is leading the collaboration for the GCCRI and is widely regarded as leading expert on pediatric cancer research and in the development of novel approaches to treating childhood cancers. An integral component of Dr. Houghton’s research success has been the development and use of Patient-Derived Xenografts (PDX), which are clinically relevant cancer models that allow researchers to test novel therapeutics - such as LP-184 - in-vivo, and to directly study how tumors respond to treatment.

●	Clinical Trials and Research Innovation Center in Northern Ireland. In 2019, we initiated a collaboration with the Clinical Trials and Research Innovation Center in Northern Ireland (“C-TRIC”) on a novel preclinical ex-vivo study focused on determining gene signatures correlated with LP-184 anticancer activity in human fresh prostate tumor tissue biopsies. This study was paused due to the COVID-19 pandemic, including the impracticality of international travel and the reprioritization of projects due to the pandemic. We are collaborating with other studies in the U.S. and over the next several months will be evaluating the recommencement of the study with C-TRIC.

Pre-IND Enabling Animal Studies

We have conducted IND enabling studies in rats and Beagle dogs to provide supporting information regarding safety profile and selection of the starting dose in humans in connection with the planned IND application for LP-184. These studies included (i) non-GLP dose range finding in rats, (ii) GLP analysis of toxicity in rats, (iii) non-GLP dose range finding in dogs, (iv) GLP analysis of toxicity in dogs, (v) analytical method development for the determination of LP-184 levels in rat and dog plasma, (vi) analytical method validation, and (vii) pharmacokinetic profiling of LP-184 in the plasma of dosed rats and dogs.

LP-284 Chemical Structure

General Overview

LP-284 is a novel small molecule and DNA damaging agent being developed by Lantern for the treatment of several non-Hodgkin’s lymphomas (NHL) including mantle cell lymphoma (MCL) and double hit lymphoma (DHL). LP-284 belongs to the new generation of acylfulvenes, a family of naturally derived anti-cancer drug candidates and is the stereoisomer (enantiomer) of our drug candidate LP-184. In comparison to our other acylfulvenes, LP-100 and LP-184, LP-284 has distinct anti-tumor activities in a variety of hematological cancers including lymphoma, multiple myeloma, and leukemia. LP-284 has the potential to be developed as a monotherapy or combination therapy with other drugs to treat a broad array of hematological cancers. The FDA recently granted LP-284 Orphan Drug Designation for the treatment of mantle cell lymphoma, based on LP-284’s demonstrated anti-tumor activity across a comprehensive number of in vitro and in vivo models of MCL.

In preclinical studies, LP-284 has shown nanomolar potency in several hematological cell lines. Of the hematological cell lines tested, LP-284 had the highest potency against all 6 of the mantle cell lymphoma cell lines tested. LP-284 is also being explored for use as a combination therapy with spironolactone. In the multiple myeloma cell line RPMI8226, combination of 10 μM spironolactone with LP-284 significantly reduced LP-284’s IC50 by 2.4 fold. The absence of ataxia telangiectasia mutated (ATM) function in these lymphomas and the need for new agents in the setting of relapsed refractory mantle cell lymphomas support the development of LP-284 in this indication.

Additional data from in vitro and in vivo studies supports LP-284’s development for MCL, an aggressive form of B-cell non-Hodgkin’s lymphoma (NHL) with immediate patient needs. LP-284 treatment was demonstrated to have significantly greater tumor growth inhibition (TGI) in mice implanted with MCL cell derived xenograft (CDX) tumors, when compared to treatment with the standard-of-care (SOC) agents Ibrutinib or Bortezomib. The figure below describes results from LP-284 in-vitro and in-vivo preclinical studies for MCL and other B-cell Non-Hodgkin’s lymphomas.

Planned Phase I Clinical Trial for LP-284

We are advancing LP-284 towards a Phase I clinical trial in patients with relapsed refractory lymphomas. In addition to determination of the recommended dose range for future Phase 1B and Phase 2 studies, we will also evaluate clinical activity correlations with mutations in DNA damage repair pathway genes. We expect to include up to 30 patients in the dose escalation portion of the LP-284 Phase I trial, with the involvement of multiple clinical sites.

Disease Background for Mantle Cell Lymphoma

Mantle Cell Lymphoma (MCL) is a rare, heterogenous and aggressive subtype of B-cell Non-Hodgkin’s Lymphoma (NHL). MCL is a blood cancer of the lymph nodes and tumor cells originating from the “mantle zone” of the lymph node and is characterized by constitutively dysregulated cyclin D1 (CCND1) expression. MCL is usually diagnosed at an advanced stage when it is largely considered incurable.

Nearly all MCL patients relapse from the MCL standard-of-care agents Bortezomib and Ibrutinib and there is an urgent and unmet need for novel improved therapeutic options for these patients. According to Leukemia and Lymphoma society about 4,200 new cases of MCL are diagnosed in the United States annually, representing approximately 6% of all NHL patients.

LP-100

General Overview

LP-100 or 6-Hydroxymethylacylfulvene (or irofulven) exploits cancer cells’ deficiency in DNA repair mechanisms. We believe LP-100 has the potential to be an important compound — either as monotherapy or in combination — for several challenging cancers that are impacting patients globally.

We recently announced data for LP-100 supporting the development of LP-100 in combination with the class of anticancer agents known as PARP inhibitors (PARPi). In prostate cancer mouse xenograft studies, LP-100 demonstrated synergistic potency when used in combination with the FDA-approved PARP inhibitor Olaparib. LP-100 also demonstrated synergy with the FDA-approved PARP inhibitors Olaparib, Rucaparib, and Niraparib in ovarian cancer cell line studies. The observations from these studies are further supported by in-silico evaluation of LP-100 in combination with PARP inhibitors using Lantern’s RADR® platform. We believe this development focus will enhance the potential to position LP-100 in earlier lines of therapy, while also opening the door to pursue treatment indications with larger market sizes.

LP-100 has previously been in a genomic signature guided phase 2 clinical trial in Denmark for patients with metastatic castration resistant prostate cancer (mCRPC). 9 patients (out of a targeted enrollment of 27) were treated in the trial. The median overall survival (OS) for the initial group of 9 patients was approximately 12.5 months, which is an improvement over other similar fourth-line treatment regimens for mCRPC. Based on our evaluation of the synergies of LP-100 with PARP inhibitors, the decision has been made to close the phase 2 clinical trial in Denmark, to allow the focus of LP-100-directed resources on positioning the molecule for development in earlier lines of therapy with potentially larger market opportunities. Earlier line treatment indications where we believe LP-100 in combination with PARPi could have potential future treatment benefits include prostate cancer indications such as HRR gene-mutated metastatic castration-resistant prostate cancer, ovarian cancer indications such as first line platinum-responsive advanced ovarian cancer, and breast cancer indications such as germline BRCA-mutated metastatic breast cancer.

LP-100 and PARP inhibitors act by complementary mechanisms. LP-100 acts by a synthetically lethal mechanism of action that preferentially damages DNA in cancer cells lacking nucleotide excision repair (NER) capabilities. PARP inhibitors have been shown to be effective in the treatment of tumors with deficiencies in homologous recombination repair (HR). We believe the simultaneous exploitation of both these mechanisms will enhance the development opportunities for LP-100, while also expanding potential market opportunities for existing PARP inhibitors.

In July 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for LP-100 from Allarity Therapeutics A/S, which previously managed the current Phase 2 trial for LP-100. As a result of the Asset Purchase Agreement, we obtained full authority to manage and guide future clinical development and commercialization of LP-100.

In conjunction with our evaluation work on LP-100 with PARP inhibitors, we have been collaborating with the Danish Cancer Society Research Center (DCSRC) to explore the future clinical potential of LP-100 across 9 different solid tumor types that have known deficiencies in DNA repair pathway mechanisms. This work has included examination of the role of NER deficiency in breast, ovarian, prostate, lung, kidney, bladder, stomach, pancreatic, and esophageal cancers, with the aim of identifying the most promising patient populations for future LP-100 therapy.

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

LP-100 Clinical Profile

Clinical studies of LP-100 have been conducted in multiple solid tumor indications including prostate, ovarian, colorectal, pancreatic, thyroid, lung, breast and gastric cancers. More than 38 Phase I or Phase II trials involving > 1,300 patients have been conducted with LP-100. In prior clinical trials, LP-100 showed activity and produced regression in a variety of cancers, but failed to meet required endpoints for clinical trial success. Objective responses were reported for LP-100 single agent therapy in drug-resistant prostate (hormone and taxotere refractory), ovarian (platinum resistant), pancreatic, sarcoma, kidney, endometrial, and lung cancers. LP-100 also showed cancer treating potential when administered in combination with a variety of conventional chemotherapeutics including Camptosar, GemZar, Taxotere, Xeloda, Cisplatin, and Oxaliplatin. In a study of patients who failed prior conventional therapies, two rounds of LP-100 therapy led to rapid resolution of ovarian cancer metastasis. In a randomized Phase IIb study of patients with metastatic hormone refractory taxotere-resistant prostate cancer, LP-100 was compared to mitoxantrone. A total of 138 patients were enrolled and specified endpoints included overall survival, response rate, and safety assessment. The median one-year survival increased from 22% in the mitoxantrone-treated control group to 41% in the LP-100-treated group. Median overall survival was 10.1 months for treatment arm (LP-100 + Prednisone) and 7.4 months for control arm (Mitoxantrone + Prednisone), i.e. a 37% increase over standard of care. Treatment was well-tolerated in all arms. The most frequent Grade 3–4 toxicities (as % of patients in treatment/control arms) were asthenia (8%/0%), and vomiting (4%/0%). Grade 3–4 hematological events included neutropenia (22%/61%) and thrombocytopenia (23%/4%).In 2001, LP-100 received FDA’s fast track status and a Phase III international clinical trial for LP-100 in refractory pancreatic patients was started. Clinical trials looked promising in shrinking tumors of drug-resistant pancreatic cancer. However, MGI Pharma stopped the Phase III clinical trial because it was unlikely for the trial to reach its objective due to a greater than expected survival benefit associated with the comparator agent (5-FU). In 2005, Phase II clinical trial results of LP-100 in women with recurrent and heavily pre-treated ovarian cancer revealed retinal toxicity. This retinal damage was associated with dose and administration of drug.

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

In addition, the Company is obligated to make milestone payments to AF Chemicals at the time of an Investigational New Drug Application (“IND”) filing relating to LP-184 and other analogs, such as LP-284, and also upon reaching additional specified milestones in connection with the development and potential marketing approval of LP-184 and LP-284 in the United States, specified countries in Europe, and other countries.

The AFC License Agreement also provides that the Company will pay AF Chemicals a royalty of at least a very small single digit percentage of specified net sales of LP-184 and other analogs, such as LP-284. In addition, the AFC License Agreement contains specified time requirements for the Company to file an IND, enroll patients in clinical trials, and file a potential NDA with respect to LP-184 or other analogs, with the ability for the Company to pay AF Chemicals additional amounts ranging up to an amount in the low hundreds of thousands of dollars for each one, two, three and four year extension to such development time requirements, with additional extensions beyond four years to be negotiated by the Company and AF Chemicals.

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

In the event of a sublicense of the rights to LP-184, LP-284 or other analogs, the Company is obligated to pay AF Chemicals (a) a low double digit percentage of the gross income and fees received by the Company with respect to the United States in connection with such sublicense, and (b) a lower double digit percentage of the gross income and fees received by the Company with respect to Europe and Japan in connection with such sublicense.

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

On July 23, 2021, the Company entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity. The transaction included global rights to LP-100, as well as the developed clinical protocol for an intended study in bladder and prostate cancer patients who have a mutation in the ERCC2/3 genes. As a result of this transaction, the Company obtained full authority to manage and guide future clinical development and commercialization of LP-100. Under the terms of the Asset Purchase Agreement, the Company paid an initial upfront payment of $1,000,000 to Allarity. The Company determined there was no planned alternative future use for these assets outside of the clinical development of LP-100 and therefore the full amount of the upfront payment was included in research and development expense during the year ended December 31, 2021. The Company released approximately $459,000 from escrow to Allarity related to recertification of LP-100 drug stock during the year ended December 31, 2022. Future payments of up to $500,000 currently held in escrow also have the potential to deliver an additional amount to Allarity based on drug trial enrollment milestones within the 24 months following the date of the transaction. Allarity is also eligible to receive additional milestone payments over the life of the program based on IP license milestones and regulatory filings and approvals in the US and EU, and low- to mid-single-digit royalties on future commercial net sales. As part of the Asset Purchase Agreement, the Allarity License and Development Agreement was terminated.

Additional Portfolio Opportunities

ADC Program

We initiated an ADC program in early 2021, based on the recognition of antibody drug conjugates as a promising therapeutic approach for cancer treatment, and one that has growing interest due to the potential to increase targeted cancer cell death.

We are currently evaluating various cytotoxic agents and classes of agents to be used as potential ADC payloads. We have also selected and ranked multiple targeting antibodies of interest with potential to be linked to selected cytotoxic payloads. Our upcoming activities in coming months will be targeted at further evaluation, manufacturing and preclinical testing of potential ADC candidates to select for advancement to Phase I testing.

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

In December 2020, we entered into an Evaluation and Limited Use Agreement (the “Evaluation Agreement”) with Califia Pharma, Inc. aimed at collaborating on the in vitro and in vivo testing and evaluation of novel Califia linker technology and related payloads to be conjugated to a Lantern targeting entity. The Evaluation Agreement expired on December 31, 2021 and we determined not to extend it.

Additional Research and Development Collaborations for Our Drug Candidates

Virtually all of our developmental work is expected to be performed in contract labs in the near future, and most of it requires close collaboration with these groups. Our strategic collaborations have specialized focus areas tailored to advancing our pipeline drug candidates and provide expertise benefits.

Collaborator	Focus Area	Drug Candidate
National Cancer Institute (NCI)	Gene signature development and drug sensitivity prediction	LP-184, LP-284
Georgetown University	Evaluation of drug efficacy and sensitivity in prostate and pancreatic cancer organoid models and engineered pancreatic cancer cell lines	LP-184
Fox Chase Cancer Center (FCCC)	Determination of drug efficacy in PDX tumor models	LP-184
Kennedy Krieger Institute and the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center	Evaluation of efficacy of LP-184 in glioblastoma (GBM).	LP-184
Danish Cancer Society Research Center	Examine and develop genomic signatures of TCNER deficiency that have potential to correlate with sensitivity to LP-100 and LP-184 in solid tumors	LP-100, LP-184
Greehey Children’s Cancer Research Institute-UT Health San Antonio	Evaluation of drug efficacy in pediatric tumor models	LP-184, LP-284

Manufacturing Overview

We do not currently own or operate any manufacturing facilities or have any manufacturing employees. We currently rely, and expect to continue to rely, on third party contract manufacturing organizations (“CMOs”) for the manufacturing of our drug candidates for preclinical uses, clinical trials as well as for commercial manufacturing if our drug candidates receive marketing approval. We require that our CMOs produce bulk drug substances and finished drug products in accordance with current Good Manufacturing Practices (“cGMPs”) and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our drug candidates. We obtain our supplies from these CMOs on a project by project basis and do not have long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply. For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.

LP-184 and LP-284 Manufacturing

We have contracted with Southwest Research Institute® (“SwRI®”) for the development of a fully synthetic route to LP-184 and LP-284, as well as for the cGMP synthesis of LP-184 API material. We have contracted with Shilpa Medicare Limited and affiliates (“Shilpa”) for the synthesis of a key starting material relating to the synthesis of LP-184 under cGMP as well as for drug product development and cGMP drug product manufacturing of LP-184. In addition, we have contracted with Shilpa for the cGMP synthesis of LP-284 API material as well as for drug product development and cGMP drug product manufacturing of LP-284.

LP-300 Manufacturing

We have contracted with Patheon API Services, Inc. (“Patheon”) and Curia Global, Inc. (“Curia”) for the manufacture and supply of LP-300 cGMP API material. We have contracted with Berkshire Sterile Manufacturing (“Berkshire”) and Piramal Pharma Solutions (“Piramal”) for the provision of services relating to cGMP drug product manufacturing of LP-300.

Commercialization

We retain worldwide commercialization rights for our product candidates LP-300, LP-184, LP-284, and LP-100. We plan to continue considering out-license and collaboration opportunities in order to maximize returns and pursue successful development of our key candidates. We currently have no sales, marketing or product distribution capabilities. However, once we have key candidates closer to FDA approval, we may build our own specialty sales force, partner with a larger pharmaceutical organization, or out-license our drug candidates.

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

As of March 1, 2023, we own or control rights in over 80 active patents and patent applications across over 14 patent families whose claims are directed to our drug candidates and what we plan to do with our drug candidates. We have in-licensed or acquired patents and patent applications from AF Chemicals, and BioNumerik directed to the compounds, LP-100, LP-184, LP-284 and LP-300, and methods of using the compounds. Additionally, we have also filed patent applications to further enhance and extend the use of these in-licensed compounds. Our patents are directed to our drug candidates, their usage, manufacturing, and other matters. These matters are essential to precision oncology and relate to: (a) data-driven, biologically relevant biomarker signatures, (b) patient selection and stratification approaches that rely on prediction of response deriving from these signatures and, (c) the ability to develop novel, combination therapy approaches with existing approved therapeutics. We intend to pursue additional patent coverage relating to the use of LP-300 as a potential linker or linking technology.

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

Intellectual Property Portfolio by the Numbers

As of March 1, 2023, our intellectual property portfolio consisted of over 14 patent families covered by:

●	Over 45 issued patents across our portfolio of compounds in key, commercially important geographies;

●	Over 38 pending patent applications, including six Patent Cooperation Treaty (PCT) applications;

●	as well as pending trademark registrations, and trademark applications in Japan, China, Europe, Canada and Australia.

Our policy is to protect the proprietary technologies, inventions, and improvements that are commercially important to our business in the United States, Europe, Japan, Australia and other key jurisdictions important to our business. We fully expect that additional advances will come out of our ongoing work in developing biomarker signatures and patient stratification approaches and that these advances will form the basis of additional intellectual property protection through new patent filings, trademarks, trade secrets, and copyrights. We will continue to file patent applications and use trade secret laws to protect the uses of our genomic and biomarker signatures, response prediction and patient stratification discoveries. We plan to rely on these intellectual property advances to develop, strengthen, and maintain our proprietary position for novel therapeutics and novel formulations and uses of existing and new compounds across multiple therapeutic areas. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available.

Patent Portfolio

We have an extensive multi-national portfolio of intellectual property rights directed to our drug candidates, and their targeted use and development in specific patient populations and in specific therapeutic indications. Our portfolio consists of over 16 patent families across issued patents and pending patent applications. For LP-100, we own and control two in-licensed patent families, including issued US Patents, Japan Patents, and various issued EU Patents directed to LP-100. We have also filed over 12 patent applications directed to our proprietary drug programs together with biomarkers and sensitivity parameters, and four additional patent applications directed to our RADR® platform. These filings include patent applications directed to LP-300 and additional patent applications directed to new manufacturing methods for novel, synthetic illudins, and gene signatures and biomarker profiles indicating sensitivity to LP-100, LP-184, LP-284 and novel synthetic illudins.

●	Our patent family directed to LP-100 has patents that expire in August 2026, and patent applications, if granted, that would expire as late as May 2040.

●	Our patent family directed to LP-184 has patents that expire in August 2026, and patent applications, if granted, that would expire as late as May 2040.

●	Our patent family directed to LP-300 has patents that expire in March 2028, and patent applications, if granted, that would expire as late as March 2042.

We typically file a non-provisional patent application or a PCT within 12 months of filing the corresponding provisional patent application. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our existing or future patent applications for our existing or future drug candidates will result in the issuance of patents that effectively protect these candidates, or if any of our issued patents or if any of our licensor’s issued patents will effectively prevent others from commercializing competitive products. Patent protection for the composition of matter of the LP-300 compound itself is unavailable because the compound was first identified many years ago. For more information regarding the risks related to our intellectual property, see “Risk Factors – Risks Related to Our Intellectual Property.”

RADR® Platform

We do not own or in-license any patents on our RADR® platform, but we have filed at least four patent applications directed to our RADR® platform and rely on trade secrets and confidential procedures directed to protecting:

●	our A.I. and machine learning and training methodologies for our specific purposes in oncology drug development and drug rescue,

●	our curation and normalization of select data from both public and proprietary data sources, and

●	our developing insights that can be modeled to cover biological processes as algorithms inside our RADR® platform.

LP-100

Our portfolio directed to LP-100 consists of at least four families of in-licensed patents that were filed in 2006. The patents include European, Japanese and US patents. US Patent No. 7655695 relates to acylfulvene analogs that are directed to tumor solid tumor growth inhibition. The nominal expiration for our patents directed to LP-100 is August 2026 and does not account for any applicable patent term adjustments or extensions. We have also filed multiple patent applications directed to LP-100 that, if granted, would expire as late as May 2040.

LP-184 & other Novel, Synthetic Illudin Derivatives

Our portfolio directed to LP-184 consists of over ten families of patents and patent applications and includes six PCT applications. US Patent No. 7655695 relates to acylfulvene analogs that are directed to solid tumor growth inhibition. The patent applications include claims directed to use of LP-184, synthetic illudin analogs or derivatives to treat glioblastoma or other CNS cancers as either a mono or combination therapy, to treat rhabdoid tumors, brain cancer, brain metastases, and pancreatic cancer also as either a mono or combination therapy. The nominal expiration for patents and patent applications directed to LP-184 ranges from 2026 to as late as 2040 and does not account for any applicable patent term adjustments or extensions. We intend to nationalize our patent applications in the US, Australia, Canada, EU, China, and Japan.

We have in-licensed patents from AF Chemicals related to the composition of matter of LP-184. We have also developed additional intellectual property for this class of compounds related to the development of novel synthetic routes and the preparation of certain illudin derivatives having therapeutic value. Additionally, we have filed patent applications on the use of LP-184 and these novel synthetic illudin derivatives in the treatment of glioblastoma and other CNS cancers.

LP-284 & other Novel, Synthetic Illudin Derivatives

Our portfolio directed to LP-284 consists of three patent and patent application families and includes two provisional patent applications. US Patent No. 7655695 relates to acylfulvene analogs that are directed to solid tumor growth inhibition. The PCT application filed in 2019 is related to the molecule itself and synthetic preparation methods of the same and has been nationalized in the US, Canada, Brazil, Mexico, EU, India, China, Japan and Australia. A patent application filed in 2021 is directed to using LP-284 to treat leukemia and blood cancers as either a mono or combination therapy.

Our portfolio directed to LP-300 consists of at least four families of owned patents. A more recent PCT patent application filed in 2020 is directed to treatment of non-small cell lung cancer (NSCLC) in nonsmokers and never smoking patients using disodium 2,2’-dithio-bis-ethane sulfonate (dimensa) and has been nationalized in the US, Canada, Brazil, Mexico, EU, China, Japan and Australia. The nominal expiration for NSCLC related patents and patent applications directed to LP-300 ranges from 2028 to as late as 2040 and does not account for any applicable patent term adjustments or extensions.

We filed an additional PCT application in March 2020 directed to LP-300 and its application to NSCLC, as well as biomarkers that correlate to heightened response or sensitivity to LP-300. A recent application is directed to the use of LP-300 as a potential disulfide linker.

Confidentiality & Trade Secrecy

We enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. It is possible, however, that any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. These agreements provide that all confidential information developed or made known during the course of an individual or entities’ relationship with us must be kept confidential during and after the relationship. These agreements also provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. Third parties may also be able to develop substantially equivalent proprietary information, platforms or compounds, or otherwise gain access to our trade secret

Trademarks

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

Pancreatic Cancer

There are approved standards of care agents for treating pancreatic cancer that are dominated by FOLFIRINOX (consisting of leucovorin calcium (folinic acid), fluorouracil, irinotecan, and oxaliplatin) and gemcitabine-based cytotoxic chemotherapeutic regimens. However, these regimens cause dose limiting toxicities. Liposomal irinotecan (Onivyde®) in combination with 5-FU and LV is recommended in patients that progressed on gemcitabine therapy. In a small subset of patients exhibiting genetic mutations such as those with neurotrophic receptor tyrosine kinase (NTRK) gene fusions, breast cancer gene (BRCA) 1/2 mutations, or patients with elevated microsatellite instability (MSI)-DNA mismatch repair (MMR) status, recently approved targeted therapies such as Vitrakvi and Rozlytrek (approximately 1% of pancreatic cancer patients), poly ADP-ribose polymerase (PARP) inhibitor Lynparza (approximately 5-8% of pancreatic cancer patients) and Keytruda (approximately 1-2% of pancreatic cancer patients) are currently included in treatment guidelines. For eligible patients, paclitaxel (Abraxane®) or docetaxel has been used in the third-line setting in combination with gemcitabine. We believe that currently, no adequate treatment options are available for as much as 80% of advanced stage pancreatic cancer patients.

New agents are also being actively developed for the potential treatment of pancreatic cancer. The competition we may face regarding LP-184 for the potential treatment of pancreatic cancer includes without limitation the following agents that have not yet received marketing approval for the treatment of pancreatic cancer: the chemotherapeutic agent-glufosfamide; the CTGF inhibitor-FG-3019 (pamrevlumab); the tyrosine kinase inhibitor-Masiviera (masitinib); the KRAS inhibitor Sotorasib; and the PARP inhibitor Fluzoparib.

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

There are approved standard of care agents for treating solid tumor prostate cancer, but there are a lack of approved therapeutic options for non-metastatic castration-resistant prostate cancer (“nmCRPC”) patients and castration-resistant disease in metastatic hormone-naïve prostate cancer (“mHNPC”). The competition we may face in regards to LP-100 and one of the indications of LP-184, specifically mCRPC, includes without limitation the following drugs:

●	Astellas/Pfizer’s Xtandi (enzalutamide), Johnson & Johnson’s Zytiga (abiraterone acetate), Clovis Oncology’s Rubraca (rucaparib), AstraZeneca’s Lynparza (olaparib), and Novartis’ Pluvicto (Lu-PSMA-617) are approved for treatment of metastatic castration-resistant prostate cancer (mCRPC).

●	Xtandi Zytiga and Androgen Deprivation Therapy (“ADT”) to treat mHNPC and nmCRPC, respectively.

●	Pfizer has tested Talazoparib and Enzalutamide to treat mCRPC

●	BeiGene has used Pamiparib to treat mCRPC

●	Millennium Pharmaceuticals has used ADT and TAK-700, a hormonal therapy that inhibits 17,20 lyase activity of the CYP17A1 enzyme, to treat Metastatic Prostate Cancer

We believe LP-184 is unique and has promise for potential use in multiple proposed biomarker profile targeted indications where there are unmet treatment needs.

Non Small Cell Lung Cancer (NSCLC)

We believe LP-300 may have an advantage to approved drugs on the market by serving as a well-tolerated agent in combination with multiple existing standards of care drugs for the NSCLC patient population or female NSCLC patient population. Beyond traditional chemotherapies (carboplatin/ pemetrexed and/or cisplatin/paclitaxel), NSCLC treatments with potential use for the never smoker patient population include targeted small molecules and biologics, which include, without limitation, the approved EGFR inhibitors erlotinib, gefitinib, afatinib, and osimertinib; the approved ALK inhibitors brigatinib, ceritinib, and crizotinib; the approved MET inhibitor tepotinib; and the approved immune checkpoint inhibitors pembrolizumab, atezolizumab, and ramucirumab. Many of these agents are used in specific NSCLC subtypes either as single agents or in various combinations. Many patients with NSCLC receive treatment with tyrosine kinase inhibitors (TKI’s). Most patients treated with 1st or 2nd generation TKI’s will eventually develop resistance to treatment, therefore requiring additional therapeutic options. H002, a fourth generation EGFR inhibitor entering phase 1/ 2 trials may have potential for treatment of NSCLC subtypes with various EGFR activating mutations that are common among never smokers and that also underlie resistance to other therapies.

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

Employees

As of the date of this report, we employ a total of 23 professionals: 22 full-time and one part-time employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We believe that we maintain strong relations with our employees.

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

Since our inception, we have incurred losses. Our net losses were approximately $14,260,000 and $12,363,000 for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our current drug candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized drug that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We anticipate that our expenses will increase substantially as we continue to develop and begin and continue clinical trials with respect to LP-300, LP-184, LP-284, LP-100 and our other drug candidates; seek to identify and develop additional drug candidates; acquire or in-license other drug candidates or technologies; seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various drugs for which we may obtain marketing approval, if any; require the manufacture of larger quantities of drug candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; develop, maintain, and expand our RADR® platform; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our drug development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

We will be required to expend significant funds in order to advance the development of LP-300, LP-184, LP-284, LP-100 and our other drug candidates. In addition, while we may seek one or more collaborators for future development of our current drug candidates or any future drug candidates that we may develop for one or more indications, we may not be able to enter into a partnership or out-license for any of our drug candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash, cash equivalents and other capital resources will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our drug candidates or our other preclinical studies. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Based on our anticipated expenditures and capital commitments as of the date of this report, we believe our existing cash and cash equivalents as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Form 10-K for the year ended December 31, 2022. Our estimate as to how long we expect our existing cash, cash equivalents and other capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs and results of preclinical studies and clinical trials of LP-300, LP-184, LP-284, LP-100 and our other drug candidates;

●	the costs associated with maintaining, expanding and updating our RADR® platform;

●	the costs, timing and outcome of seeking regulatory approvals;

●	our headcount growth and associated costs as we expand our research and development as well as potentially establish a commercial infrastructure;

●	the costs of our licensing or commercialization activities for any of our drug candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing drug sales, marketing, distribution and manufacturing capabilities;

●	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;

●	revenue received from commercial sales, if any, of our current and future drug candidates;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

●	the number of future drug candidates that we pursue and their development requirements;

●	changes in regulatory policies or laws that may affect our operations;

●	changes in physician acceptance or medical society recommendations that may affect commercial efforts;

●	the costs of acquiring potential new drug candidates or technology;

●	the costs associated with purchasing data for our RADR® platform;

●	the costs associated with maintaining and expanding our cybersecurity systems; and

●	the costs of operating as a public company.

Risks Related to the Discovery and Development of Drug Candidates

We have limited experience in drug discovery and drug development and may not receive regulatory approval to market our drug candidates.

Prior to the acquisition of our rescue drug candidates, we were not involved in and had no control over their preclinical and clinical development. In addition, we rely upon the parties from whom we have acquired our drug candidates from to have conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials conducted prior to our acquisition of the applicable drug candidate, and having correctly collected the data from these studies and trials. To the extent any of these has not occurred, our expected development time and costs may be increased, which could adversely affect our prospects for marketing approval of, and receiving any future revenue from, these drug candidates.

In the near term, we are dependent on our ability to advance the development of LP-300, LP-300, LP-284, and LP-100. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize LP-300, LP-184, LP-284, LP-100 and our other drug candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

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

The success of LP-300, LP-184, LP-284, LP-100 and our other drug candidates will depend on several factors, including the following:

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

Our drug candidates could fail to receive regulatory clearance or marketing approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including, but not limited to, the use of genomic or biomarker signatures to identify patients that may respond to drug efficacy;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;

●	we may be unable to identify and recruit a sufficient number of patients with relevant genomic or biomarker signatures or other specified enrollment criteria in order to conduct clinical trials on our drug candidates;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of a New Drug Application, or NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Our business strategy includes a focus on leveraging A.I. to streamline the drug development process and to identify patients that will benefit from drug candidates that other biotechnology or pharmaceutical companies have abandoned or shelved after initiating clinical trials under an IND application filed with the FDA, including candidates that have failed to achieve statistical significance on the original endpoints established in the clinical trials. We use our RADR® platform to assess drug candidates together with big data sources of information to both target and evaluate sub-populations and identify new therapeutic indices and gene signatures that will potentially correlate with drug efficacy and patient response to treatment. While we have not yet successfully received regulatory or marketing approval for any of our drug candidates, and while we believe that our approach has the potential to reduce the cost and time of drug development through the identification and selection of patient populations more likely to respond to therapy, our strategy involves risks and uncertainties that differ from other biotechnology companies that focus solely on new drug candidates that do not have a history of failed clinical development. These risks and uncertainties include, but are not limited to, the following:

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

There can be no assurance that the FDA or other regulatory authorities will accept our planned or future trial designs for our drug candidates. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Furthermore, we rely and intend to rely in the future on CROs, cancer research centers and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we intend to have agreements governing their committed activities. They may not perform as required or we may face competition from other clinical trials being conducted by other pharmaceutical companies.

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. LP-184 and LP-284 have not yet been administered in patients. It is possible that there may be side effects associated with any of our drug candidates. In such an event, we, the FDA, the IRBs at the institutions in which our studies are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our drug candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our drug candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our drug candidates. Inadequate training in recognizing or managing the potential side effects of our drug candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We will be subject to extensive regulation by U.S. federal and state and foreign governments in each of the markets where we intend to sell LP-300, LP-184, LP-284, and LP-100 if and after they are approved. For example, we will have to adhere to all regulatory requirements including the FDA’s current GCPs, Good Laboratory Practice, or GLP, and GMP requirements, or that of applicable foreign regulatory authorities. If we fail to comply with applicable regulations, including FDA pre-or post- approval cGMP requirements, then the FDA or other foreign regulatory authorities could sanction us. Even if a drug is FDA-approved, regulatory authorities may impose significant restrictions on a drug’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies.

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

In addition to regulations in the United States, should we or our collaborators pursue marketing approvals for LP-300, LP-184, LP-284, LP-100 and our other drug candidates internationally, we and our collaborators will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our drugs. Whether or not we, or our collaborators, obtain applicable FDA regulatory clearance and marketing approval for a drug, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the drug in those countries. The requirements and process governing the conduct of clinical trials, drug licensing, pricing and reimbursement vary from country to country.

Subject to obtaining necessary clinical data, we intend to pursue marketing approvals for LP-300, LP-184, LP-284, LP-00 and our other drug candidates in Europe and other jurisdictions outside the United States with collaborative partners. The time and process required to obtain regulatory approvals and reimbursement in Europe and other jurisdictions may be different from those in the United States regulatory and approval in one jurisdiction does not ensure approvals in any other jurisdiction; however, negative regulatory decisions in any jurisdiction may have a negative impact on the regulatory process in other jurisdictions.

Additionally, June 23, 2023 will mark seven years since the people of the United Kingdom voted in a referendum to leave the European Union, commonly referred to as Brexit. Today, the United Kingdom is outside the European Union and mostly no longer subject to its rules. Significant portions of the regulatory framework in the United Kingdom have been derived from European Union directives and regulations and the impacts from Brexit could materially impact the regulatory regime with respect to the approval of our drug candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our drug candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our drug candidates, which could materially and adversely affect our business.

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

We have secured clinical trial liability insurance coverage regarding our clinical trial of LP-300 and will be securing clinical trial liability insurance coverage before commencing patient enrollment for our planned clinical trials for LP-184 and LP-284 and other future clinical trials. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. We expect we will supplement our clinical trial coverage with product liability coverage in connection with the potential commercial launch of our drug candidates; however, we may be unable to obtain such increased coverage on acceptable terms or at all. If we are found liable in a clinical trial lawsuit or a product liability lawsuit in the future, we will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

On August 3, 2017, the U.S. Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Congress or the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when or how congress or the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes congress or the FDA may make to orphan drug regulations and policies, our business could be adversely impacted.

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

If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing LP-300, LP-184, LP-284, LP-100 or any other drug candidate.

We have no experience in marketing and selling drug products. We have not entered into arrangements for the sale and marketing of LP-300, LP-184, LP-284, LP-100 or any other drug candidate. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on this large number of physicians and hospitals. We may seek to collaborate with a third party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. If we seek to market and sell our drugs directly, we will need to hire additional personnel skilled in marketing and sales. We cannot be sure that we will be able to acquire, or establish third party relationships to provide, any or all of these marketing and sales capabilities. The establishment of a direct sales force or a contract sales force or a combination direct and contract sales force to market our drugs will be expensive and time-consuming and could delay any drug launch. Further, we can give no assurances that we may be able to maintain a direct and/or contract sales force for any period of time or that our sales efforts will be sufficient to generate or to grow our revenues or that our sales efforts will ever lead to profits.

Even if we obtain regulatory approvals to commercialize LP-300, LP-184, LP-284, LP-100 or our other drug candidates, our drug candidates may not be accepted by physicians or the medical community in general.

There can be no assurance that LP-300, LP-184, LP-284, LP-100 and our other drug candidates or any other drug candidate successfully developed by us, independently or with partners, will be accepted by physicians, hospitals and other health care facilities. LP-300, LP-184, LP-284, LP-100 and any future drug candidates we develop will compete with a number of drugs manufactured and marketed by major pharmaceutical and biotech companies. The degree of market acceptance of any drugs we develop depends on a number of factors, including:

●	our demonstration of the clinical efficacy and safety of LP-300, LP-184, LP-284, LP-100 and our other drug candidates;

●	timing of market approval and commercial launch of LP-300, LP-184, LP-284, LP-100 and our other drug candidates;

●	the clinical indication(s) for which LP-300, LP-184, LP-284, LP-100 and our other drug candidates are approved;

●	drug label and package insert requirements;

●	advantages and disadvantages of our drug candidates compared to existing

●	continued interest in and growth of the market for anticancer or anti-agitation drugs;

●	strength of sales, marketing, and distribution support;

●	drug pricing in absolute terms and relative to alternative treatments;

●	future changes in health care laws, regulations, and medical policies; and

●	availability of reimbursement codes and coverage in select jurisdictions, and future changes to reimbursement policies of government and third-party payors.

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

Cash balances held at banking institutions are in excess of FDIC coverage.

We maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Interest bearing and non-interest bearing accounts we hold at banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Substantially all of our cash balances held at banking institutions are in excess of FDIC coverage. We consider this to be a normal business risk.

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

Measures adopted to slow the spread of COVID-19 adversely affected workforces, customers, supply chains, consumer sentiment, economies, and financial markets, and led to an economic downturn across many global economies. As of the date of this report, we believe we have effectively managed the impact of the COVID-19 pandemic on our operations. The timing of non-clinical research studies for our drug candidates by collaborators and service providers slowed during 2020 in connection with the pandemic. The timing of manufacturing for our LP-300 and LP-184 candidates was impacted by supply chain delivery and COVID-related staffing issues, which extended the time to launch our planned Phase II clinical trial for LP-300 and extended the time to commence IND enabling studies and commence Phase I clinical testing for LP-184. COVID-related staffing shortages have also impacted large numbers of clinical trial sites in the U.S. In addition, Allarity Therapeutics informed us that enrollment in the Phase II clinical trial for LP-100 slowed during the pandemic. While we believe we have been able to manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted and materially adversely affected in the future by the COVID-19 pandemic, or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

The continued impact of COVID-19 or the impact of another epidemic or infectious disease outbreak may result in the future inability of our suppliers to deliver components or raw materials on a timely basis or materially and adversely affect our collaborators and out-license partners’ ability to perform and advance preclinical studies and clinical trials. In addition, clinical sites and hospitals have recently had staffing challenges and they may continue to have reduced staffing and reduce or postpone certain treatments. Such events may result in a period of business and manufacturing disruption, the slowing of the enrollment for and conduct of clinical trials, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which COVID-19 or another epidemic or outbreak of an infectious disease impacts our business in the future will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning new mutations or variants of the coronavirus, the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of the date of this report, we employed a total of 22 full-time and one part-time employees. Our current internal departments include research and development, finance and administration. We intend to expand our management team to include an operation ramp up of additional scientific development and technical staff required to achieve our business objectives. We also intend to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and advance our drug candidates towards commercializations. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

Our need to effectively manage our operations, growth and various projects requires that we:

●	manage our clinical trials effectively, including our existing and planned clinical trials;

●	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors and other third parties;

●	continue to improve our operational, financial and management controls and reporting systems and procedures; and

●	attract and retain sufficient numbers of talented employees.

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

Likewise, we will rely on third parties to manufacture LP-300, LP-184, LP-284 and LP-100 and conduct clinical trials, and similar events as those described in the prior paragraph relating to their business systems, equipment and facilities could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our drug candidates could be delayed or altogether terminated.

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

Our common stock has traded on the Nasdaq Capital Market since June 11, 2020. From June 12, 2020 through March 1, 2023, our common stock has been relatively thinly traded, with an average daily trading volume of approximately 67,952 shares and prices ranging from a low of $4.19 to a high of $24.84 per share. There can be no assurance that the market for our common shares will become more liquid. The stock market in general, and shares of early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to increase the trading volume for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

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

Our management has broad discretion in the application of our financial resources. Because of the number and variability of factors that determine our use of our financial resources, their ultimate use may vary substantially from their currently intended use. Our management may not apply our financial resources in ways that ultimately increase the value of any investment in our securities or enhance stockholder value. The failure by our management to apply these funds effectively could harm our business. We have invested and may in the future invest our cash in interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash in ways that enhance stockholder value, we may fail to achieve expected financial results, which may result in a decline in the price of our shares of common stock, and, therefore, may negatively impact our ability to raise capital, invest in or expand our business, acquire additional drugs or licenses, commercialize our drugs, or continue our operations.

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

Market and economic conditions, including inflation and changes in interest rates, may negatively impact our business, financial condition and share price.

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

Our marketable securities have had and may in the future have their market value adversely affected due to rises in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $59,000 and $18,000 for the years ended December 31, 2022 and 2021, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented in this report. Inflation has increased substantially in recent periods and could have a greater impact on our future results of operations if it remains at current levels or continues to increase.

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

Our directors, executive officers, and their respective affiliates, beneficially own approximately 20.6% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to substantially impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to substantially impact the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have not elected to delay such adoption of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or December 31, 2025; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 1920 McKinney Avenue, 7th Floor, Dallas, Texas 75201. During 2022 and 2021, we leased office space and access to meeting facilities at this location under month-to-month lease arrangements. We also leased additional office space in the Dallas, Texas area and in the Atlanta, Georgia area under operating leases that commenced in May 2021 and were scheduled to expire in April 2023. In March 2023, we renewed and extended our leases for office space and access to meeting facilities in the Dallas, Texas area and in the Atlanta, Georgia area. Our operating lease expense was approximately $144,000 and $105,000 for the years ended December 31, 2022 and 2021, respectively.

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

Stockholders

As of March 1, 2023, there were 9 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Unregistered Sales of Securities

Options

During the year ended December 31, 2022, the Company issued 26,093 shares of common stock relating to the cashless exercise of stock options to purchase 32,538 shares of common stock. During the year ended December 31, 2021, the Company issued 11,782 shares of common stock relating to the exercise of stock options. The shares were issued at a purchase price of $1.03 per share for total proceeds of approximately $12,000.

Exercise of Warrants

During the year ended December 31, 2022, the Company issued 95,779 shares of common stock relating to the cash exercise of warrants for total proceeds of approximately $300,000. During the year ended December 31, 2021, the Company issued 40,727 shares of common stock relating to the cash exercise of warrants for total proceeds of approximately $127,000. During the year ended December 31, 2021 the Company also issued 8,318 shares of common stock relating to the cashless exercise of warrants to purchase 11,114 shares, respectively.

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

Issuer Purchases of Equity Securities

In November 2021, our Board of Directors authorized a share repurchase program to acquire up to $7,000,000 of the Company’s common stock. During the year ended December 31, 2022, the Company repurchased 353,667 shares of common stock pursuant to the repurchase program for a total of approximately $2,482,000, including purchase fees. During the year ended December 31, 2021, the Company repurchased 121,490 shares of common stock pursuant to the repurchase program for a total of approximately $940,000, including purchase fees. The share repurchase program terminated July 31, 2022. Common stock repurchase activity under the share repurchase program during the years ended December 31, 2022 and 2021 were as follows:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares that may yet be purchased under the program
October 1, 2021 to October 31, 2021	—	—		$7,000,000
November 1, 2021 to November 30, 2021	—	—		$7,000,000
December 1, 2021 to December 31, 20212	121,490	$7.71		$6,062,763
January 1, 2022 to January 31, 2022	181,074	$7.14		4,770,382
February 1, 2022 to February 28, 2022	124,081	$6.74		3,933,565
March 1, 2022 to March 31, 2022	48,512	$6.11		3,637,316
April 1, 2022 to July 31, 2022	—	$—		$3,637,316
Total	475,157	$7.08	$	None at July 31, 2022

Securities Authorized for Issuance under Equity Compensation Plans

The table below contains information as of December 31, 2022 regarding the Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan (the “Plan”). Additional information regarding the Plan is contained in Note 6 to our consolidated financial statements included as part of this report. The Company does not have any equity compensation plans that have not been approved by stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,037,591 shares of Common Stock	$6.46 per share	288,796 shares of Common Stock

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total:	1,037,591 shares of Common Stock	$6.46 per share	288,796 shares of Common Stock

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

Additionally, we have one drug candidate, LP-184, in preclinical development for multiple potentially distinct indications where we are leveraging machine learning and genomic data to streamline the drug development process and to identify the patients and cancer subtypes that will best benefit from the drug, if approved. Our drug candidate, LP-284, the stereoisomer (enantiomer) of LP-184, is also in preclinical development and has shown promising in-vitro anticancer activity in a range of hematological cancers, which are distinct from the indications targeted by LP-184. Our ADC program commenced in early 2021 is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $14,260,000 and $12,363,000 for the years ended December 31, 2022 and 2021, respectively.

Our net losses have primarily resulted from costs incurred in licensing and developing the drug candidates in our pipeline, planning, preparing and conducting preclinical studies, clinical testing and general and administrative activities associated with our operations. We expect to continue to incur significant expenses and corresponding increased operating losses for the foreseeable future as we continue to develop our pipeline. Our costs may further increase as we conduct additional preclinical studies and clinical trials and potentially seek regulatory clearance for and prepare to commercialize our drug candidates. We expect to incur significant expenses to continue to build the infrastructure necessary to support our expanded operations, preclinical studies, clinical trials, and commercialization, including manufacturing, marketing, sales and distribution functions. We have experienced and will continue to experience substantial costs associated with operating as a public company.

As of the date of this report, although we believe we have effectively managed the impact of the COVID-19 pandemic on our operations, the ongoing effects of the pandemic could have a material impact on our business in the future. The timing of non-clinical research studies for our drug candidates by collaborators and service providers slowed during 2020 in connection with the pandemic. The timing of manufacturing for our LP-300 and LP-184 candidates was impacted by supply chain delivery and COVID-related staffing issues, which extended the time to launch our Phase II clinical trial for LP-300 and extended the time to commence IND enabling studies and commence Phase I clinical testing for LP-184. Clinical sites conducting oncology clinical trials have also been impacted by COVID-related staffing issues. In addition, Allarity Therapeutics informed us that enrollment in the Phase II clinical trial for LP-100 slowed during the pandemic. While we believe we have been able to manage the disruption caused by the COVID-19 pandemic to date, there can be no assurance that our operations, including the development of our drug candidates, will not be disrupted and materially adversely affected in the future by the COVID-19 pandemic, or an epidemic or outbreak of an infectious disease like the outbreak of COVID-19.

Components of Our Results of Operations

Revenues

We did not recognize revenues for the years ended December 31, 2022 and December 31, 2021.

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

●	expenses incurred towards consultants, laboratories and investigators that conduct our preclinical or clinical research activities; and

●	the cost of acquiring and developing preclinical and clinical study materials and lab supplies, including manufacturing costs related to our drug candidates.

We expense research and development costs to operations as incurred.

Our research and development costs by project category for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
LP-300	$2,870,494		$2,351,814
LP-284	904,362		**
LP-184	3,104,060	*	2,821,349
LP-100	696,038		1,098,757
ADC Program	44,787		261,514
RADR® Platform	849,382		651,904
Other	133,831		385,242
Total research and development expenses	$8,602,954		7,570,580

* Research and Development costs relating to LP-184 for the year ended December 31, 2022 were reduced by $935,000 as a result of a payment we received in July 2022 from one of our service providers in connection with the resolution of a difference of views regarding the service provider agreement. This payment received by us offset other LP-184 costs during the year ended December 31, 2022.

** Research and Development costs relating to LP-284 for the year ended December 31, 2021 are included in the “Other” category.

We expect that our research and development expenses will continue to increase as we progress our clinical trial for LP-300 and advance toward our commencement of clinical trials for LP-184 and LP-284, advance clinical development of LP-100, and advance our other programs and drug candidates. We expect this increase to include additional expenses associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

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

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, insurance, the cost of various consultants, occupancy costs, investor relations and information systems costs.

We expect increased administrative costs resulting from our ongoing and anticipated clinical trials and the potential commercialization of our drug candidates. We believe that these increases will likely include increased costs for director and officer liability insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to continue to incur substantial costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to a public company.

Summary Results of Operations for the Years Ended December 31, 2022 and December 31, 2021

	For the Year Ended December 31,
	2022	2021
Operating expenses:
General and administrative	$5,829,799	$5,020,928
Research and development	8,602,954	7,570,580
Total operating expenses	14,432,753	12,591,508
Loss from operations	(14,432,753)	(12,591,508)
Interest income	204,355	67,929
Other (expense) income, net	(31,548)	160,550
NET LOSS	$(14,259,946)	$(12,363,029)

Comparison of the Years Ended December 31, 2022 and December 31, 2021

General and Administrative Expenses

General and administrative expenses increased approximately $809,000, or 16%, from approximately $5,021,000 for the year ended December 31, 2021 to approximately $5,830,000 for the year ended December 31, 2022. The increase was primarily attributable to increases in payroll and compensation expenses of $499,000, increases in other professional fees of $371,000, increases in legal and patent related expenses of $112,000, increases in travel expenses of $137,000, increases in other general and administrative office expenses of $87,000, and increases in rent expense of $49,000. The was partially offset by decreases in corporate insurance expense of $350,000 and decreases in business development expenses of $96,000.

Research and Development Expenses

Research and development expenses increased approximately $1,032,000, or 14%, from approximately $7,571,000 for the year ended December 31, 2021 to approximately $8,603,000 for the year ended December 31, 2022 The increase was primarily attributable to increases in research studies of approximately $1,471,000, increases in consulting expenses of approximately $247,000 and increases in research and development payroll expenses of approximately $137,000. These increases were partially offset by decreases in product candidate manufacturing related expenses of approximately $168,000, decreases in licensing fees of approximately $114,000 and a net decline in payments to Allarity Therapeutics of approximately $541,000. During the year ended December 31, 2021, we made a one-time $1,000,000 upfront payment to Allarity Therapeutics, and during the year ended December 31, 2022, we released an escrow payment of approximately $459,000 to Allarity Therapeutics. Manufacturing related expenses for the year ended December 31, 2022 were also reduced by $935,000 as a result of a payment we received in July 2022 from one of our service providers in connection with the resolution of a difference of views regarding the service provider agreement.

Interest and Other Income (Expense)

Interest income increased approximately $136,000 from $68,000 for the year ended December 31, 2021 to approximately $204,000 for the year ended December 31, 2022. Other (expense) income, net decreased approximately $192,000 from a gain of approximately $161,000 for the year ended December 31, 2021 to a loss of approximately $32,000 for the year ended December 31, 2022. This decrease was primarily attributable to increases in unrealized losses on investments of approximately $540,000, an increase in foreign currency losses of approximately $40,000 and a one-time gain on loan forgiveness of approximately $110,000 during the year ended December 31, 2021, which were partially offset by increases in dividend income of approximately $102,000 and increases of approximately $396,000 in research and development tax incentives related to the Australia subsidiary, .

Liquidity and Capital Resources

We incurred net losses of approximately $14,260,000 and $12,363,000 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had working capital of approximately $55,924,000.

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

In November 2021, the Company’s Board of Directors authorized a share repurchase program to acquire up to $7,000,000 of the Company’s common stock. During the year ended December 31, 2022, the Company repurchased 353,667 shares of common stock pursuant to the repurchase program for a total of approximately $2,482,000, including purchase fees. During the year ended December 31, 2021, the Company repurchased 121,490 shares of common stock pursuant to the repurchase program for a total of approximately $940,000, including purchase fees. The share repurchase program terminated July 31, 2022.

As of December 31, 2022 and 2021, we had cash and cash equivalents of approximately $37,202,000 and $51,524,000, respectively. Based on our anticipated expenditures and capital commitments as of the date of this report, we believe that our existing cash and cash equivalents as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing this Form 10-K. As of December 31, 2022 and 2021, we had marketable securities of approximately $17,994,000 and $19,201,000, respectively.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Year ended December 31,
	2022	2021
Net cash flows used in operating activities	$(12,767,492)	$(10,591,543)
Net cash flows provided by (used in) investing activities	179,268	(19,530,586)
Net cash flows (used in) provided by financing activities	(2,182,498)	63,416,122
Effect of foreign exchange rates on cash	(10,607)	1,070
Net increase (decrease) in cash, cash equivalents and restricted cash	$(14,781,329)	$33,295,063

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was approximately $12,767,000 compared to approximately $10,592,000 for the year ended December 31, 2021. The increase in net cash used in operating activities was primarily the result of the increase in the net loss for the year ended December 31, 2022.

Investing Activities

For the year ended December 31, 2022, net cash provided by investing activities was approximately $179,000 compared to net cash used of approximately $19,531,000 for the year ended December 31, 2021. The decrease in cash used in investing activities during the year ended December 31, 2022 was primarily due to a substantially greater level of purchases of marketable securities that occurred in the year ended December 31, 2021.

Financing Activities

Net cash used in financing activities was approximately $2,182,000 during the year ended December 31, 2022, attributable primarily to repurchases of shares pursuant to the Company’s share repurchase program. Net cash provided by financing activities during the year ended December 31, 2021 was approximately $63,416,000, attributable primarily to net proceeds from our equity financing in January 2021.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we continue our clinical trial of LP-300, commence our clinical trials of LP-184 and LP-284, advance clinical development of LP-100, pursue development of our other drug candidates, and seek potential future marketing approval for our drug candidates which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license and grant revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

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

We expect that we will need to obtain substantial additional funding in order to complete our clinical trials. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of LP-300, LP-184, LP-284, LP-100 and/or other drug candidates and programs, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to LP-300, LP-184, LP-284, LP-100 and/or other drug candidates and programs that we otherwise would seek to develop or commercialize ourselves.

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

Stock-based Compensation

We have granted stock options to our employees under our equity incentive plan. Stock-based compensation expense from awards granted under our plan is allocated over the required service period over which those stock option awards vest. Forfeitures are accounted for as they occur.

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

Each option award is subject to specified vesting schedules and requirements. Compensation expense is charged to us over the required service period to earn the award which is expected to be up to four years, subject to the achievement of time and event-based vesting requirements. For the years ended December 31, 2022 and 2021, we have incurred share-based compensation expense related to equity awards totaling approximately $1,188,000 and $962,000, respectively.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of December 31, 2022, or as of December 31, 2021.

We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. Our cash and cash equivalents consist primarily of cash and money market funds. Our exposure to market risk relating to cash and cash equivalents due to changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. Our marketable securities have had and may in the future have their market value adversely affected due to rises in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Interest bearing and non-interest bearing accounts we hold at banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Substantially all of our cash balances held at banking institutions are in excess of FDIC coverage. We consider this to be a normal business risk.

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $59,000 and $18,000 for the years ended December 31, 2022 and 2021, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

Item 8. Financial Statements and Supplementary Data.

LANTERN PHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lantern Pharma Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lantern Pharma Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018.

EISNERAMPER LLP

Iselin, New Jersey

March 20, 2023

Lantern Pharma Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2022	2021
CURRENT ASSETS
Cash and cash equivalents	$37,201,786	$51,524,295
Restricted cash	541,180	-
Marketable securities	17,994,299	19,201,152
Prepaid expenses & other current assets	2,985,472	1,990,953
Total current assets	58,722,737	72,716,400

Property and equipment, net	48,008	30,245
Operating lease right-of-use assets	47,687	185,943
Restricted cash	-	1,000,000
Other assets	17,889	17,889

TOTAL ASSETS	$58,836,321	$73,950,477

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,745,407	$2,174,109
Operating lease liabilities, current	52,890	152,058
Total current liabilities	2,798,297	2,326,167

Operating lease liabilities, net of current portion	-	52,890

TOTAL LIABILITIES	2,798,297	2,379,057

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at December 31, 2022 and December 31, 2021; $.0001 par value) (Zero shares issued and outstanding at December 31, 2022 and December 31, 2021)	-	-
Common Stock (25,000,000 authorized at December 31, 2022 and December 31, 2021; $.0001 par value) (10,857,040 shares issued and outstanding at December 31, 2022; 11,088,835 shares issued and outstanding at December 31, 2021)	1,086	1,109
Additional paid-in capital	95,691,194	96,685,924
Accumulated other comprehensive loss	(371,386)	(92,689)
Accumulated deficit	(39,282,870)	(25,022,924)
Total stockholders’ equity	56,038,024	71,571,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,836,321	$73,950,477

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2022	2021
Operating expenses:
General and administrative	$5,829,799	$5,020,928
Research and development	8,602,954	7,570,580
Total operating expenses	14,432,753	12,591,508
Loss from operations	(14,432,753)	(12,591,508)
Interest income	204,355	67,929
Other (expense) income, net	(31,548)	160,550

NET LOSS	$(14,259,946)	$(12,363,029)

Net loss per share of common shares, basic and diluted	$(1.31)	$(1.13)

Weighted-average number of common shares outstanding, basic and diluted	10,850,579	10,904,927

See accompanying Notes to Consolidated Financial Statements

F-4

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2022	2021

NET LOSS	$(14,259,946)	$(12,363,029)

Other comprehensive loss
Unrealized loss on available-for-sale securities	(296,448)	(92,872)
Unrealized gain of foreign currency translation	17,751	183
Other comprehensive loss	(278,697)	(92,689)
Comprehensive loss	$(14,538,643)	$(12,455,718)

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, January 1, 2021	-	$-	6,220,927	$622	$32,358,068	$-	$(12,659,895)	$19,698,795
Common stock issued from warrant exercise	-	-	49,045	5	127,470	-	-	127,475
Common stock issued from option exercise			11,782	1	12,134	-	-	12,135
Common stock issued from offering, net of issuance costs			4,928,571	493	64,166,361	-	-	64,166,854
Share repurchase	-	-	(121,490)	(12)	(939,654)	-	-	(939,666)
Stock-based compensation	-	-	-	-	961,545	-	-	961,545
Net loss	-	-	-	-	-	-	(12,363,029)	(12,363,029)
Other comprehensive loss	-	-	-	-	-	(92,689)	-	(92,689)
Balance December 31, 2021	-	$-	11,088,835	$1,109	$96,685,924	$(92,689)	$(25,022,924)	$71,571,420
Common stock issued from warrant exercise	-	-	95,779	10	299,778	-	-	299,788
Common stock issued from option exercise			26,093	3	(3)	-	-	-
Share repurchase	-	-	(353,667)	(36)	(2,482,250)	-	-	(2,482,286)
Stock-based compensation	-	-	-	-	1,187,745	-	-	1,187,745
Net loss	-	-	-	-	-	-	(14,259,946)	(14,259,946)
Other comprehensive loss	-	-	-	-	-	(278,697)	-	(278,697)
Balance, December 31, 2022	-	$-	10,857,040	$1,086	$95,691,194	$(371,386)	$(39,282,870)	$56,038,024

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,259,946)	$(12,363,029)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	10,081	6,761
Amortization of investment premium	81,870	140,506
Non-cash lease adjustments	144,600	90,660
Stock based compensation	1,187,745	961,545
Gain on loan forgiveness	-	(108,500)
Foreign currency remeasurement loss	58,598	-
Realized loss on sale of marketable securities	128,922	-
Unrealized loss on marketable securities	492,501	80,557
Changes in assets and liabilities:
Operating lease liabilities	(158,402)	(71,655)
Prepaid expenses & other current assets	(1,033,820)	(984,463)
Accounts payable and accrued expenses	580,359	1,622,084
Other assets	-	33,991
Net cash flows used in operating activities	(12,767,492)	(10,591,543)

INVESTING ACTIVITIES
Purchase of property and equipment	(27,844)	(15,499)
Purchase of marketable securities	(3,912,570)	(19,579,180)
Redemptions of marketable securities	4,119,682	64,093
Net cash flows provided by (used in) investing activities	179,268	(19,530,586)

FINANCING ACTIVITIES
Proceeds from issuance of common	-	68,999,994
Issuance costs	-	(4,783,816)
Proceeds from warrant and stock option exercise	299,788	139,610
Repurchases of shares including commissions	(2,482,286)	(939,666)
Net cash flows (used in) provided by financing activities	(2,182,498)	63,416,122

Effect of foreign exchange rates on cash	(10,607)	1,070

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE YEAR	(14,781,329)	33,295,063

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	52,524,295	19,229,232

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$37,742,966	$52,524,295

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	37,201,786	51,524,295
Restricted cash	541,180	1,000,000
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	37,742,966	52,524,295

Non-cash investing and financing activities
Application of deferred offering costs to public offering proceeds	$-	$(49,324)
Unrealized losses on debt securities	$(296,448)	$(92,872)

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

Lantern Pharma Inc. was incorporated under the laws of the state of Texas on November 7, 2013, and thereafter reincorporated in the state of Delaware on January 15, 2020. The Company’s principal operations are located in Texas. The Company formed a wholly owned subsidiary, Lantern Pharma Limited, in the United Kingdom in July 2017 and a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021. In January 2023, the Company formed a wholly owned subsidiary, Starlight Therapeutics Inc. (“Starlight”), to develop drug candidate LP-184’s central nervous system (CNS) and brain cancer indications.

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR platform. This now includes four drug candidates and an Antibody Drug Conjugate (ADC) program directed towards eleven disclosed therapeutic targets:

●	LP-100 (irofulven) focused on combination with PARP inhibitors;

●	LP-300 (Tavocept), which we launched in a Phase II clinical trial, the Harmonic™ trial in July 2022, focused on never smokers with advanced non-small cell lung cancer;

●	LP-184 in preclinical studies for treatment of solid tumors including pancreatic, prostate, and bladder cancers, and glioblastoma and other CNS cancers. Following the formation of Starlight, the Company will refer to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”;

●	LP-284, the stereoisomer (enantiomer) of LP-184, that has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184; and

●	Our ADC program commenced in early 2021, and is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds.

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

Note 2. Liquidity

The Company incurred a net loss of approximately $14,260,000 and $12,363,000 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had working capital of approximately $55,924,000.

On January 20, 2021, the Company closed a public offering of 4,928,571 shares of its common stock at a public offering price of $14.00 per share, which amount included 642,856 shares sold upon full exercise of the underwriter’s over-allotment option. Total gross proceeds from the offering were approximately $69,000,000, and net proceeds from the offering were approximately $64,200,000.

The Company plans to continue to explore periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash as of December 31, 2022, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing this Form 10-K for the year ended December 31, 2022.

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

The extent of the future impact and effects of the coronavirus (COVID-19) on the operation and financial performance of the Company’s business will depend on future developments, including the duration of continuation or the resurgence of the outbreak and varying virus mutations, recovery times of disrupted research services, the consequential staff shortages, and research and development delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the Company’s operations are impacted by the outbreak for an extended period, the Company’s results of operations or liquidity may be materially adversely affected.

Our marketable securities have had and may in the future have their market value fluctuate due to rises or falls in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are federally insured. Interest bearing and non-interest bearing accounts we hold at these banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Substantially all of our cash balances held at banking institutions at December 31, 2022 are in excess of FDIC coverage.

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

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with a short-term maturity of 3 months or less to be cash equivalents. Cash equivalents at December 31, 2022 and December 31, 2021 were approximately $1,271,000 and $631,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s consolidated balance sheets.

Restricted Cash

The Company considers cash held in escrow for the purposes of contractual contingencies to be restricted cash. Restricted cash at December 31, 2022 and 2021 was approximately $541,000 and $1,000,000, respectively, and is included under the caption restricted cash on the Company’s consolidated balance sheets. All of the restricted cash at December 31, 2022 and 2021 relates to escrow amounts paid in connection with the Asset Purchase Agreement entered into by the Company and Allarity Therapeutics in July 2021 (See Note 4) and is considered a current asset at December 31, 2022, as the milestones that could require payments to be made to Allarity Therapeutics must be satisfied within the next 12 months.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2022 totaled approximately $2,985,000 and included approximately $1,633,000 of upfront payments for contractor fees, academic research studies and services, and subscriptions, approximately $256,000 of intellectual property related licensing and other fees, approximately $504,000 of prepaid annual insurance fees, and approximately $592,000 of receivables from interest and tax incentives.

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

Loan Pursuant to Paycheck Protection Program

On May 1, 2020, the Company received $108,500 in aggregate loan proceeds (the “PPP Loan”) from JPMorgan Chase Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan was evidenced by a loan application and payment agreement by and between the Company and the Lender. The Company applied for forgiveness of the loan, and in April 2021 the Company received notice that the Small Business Administration (SBA) had authorized full forgiveness of the PPP Loan (see Note 9). Forgiveness is subject to review by the SBA for a period of six years from the date of forgiveness.

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

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, and mutual funds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” or “Accumulated other comprehensive loss” on the consolidated balance sheets until realized. Interest is reported within “Interest income” and dividend income is reported within “Other (expense) income, net” on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in “Other income, net” on the consolidated statements of operations, and any remaining unrealized losses are included in “Accumulated other comprehensive loss” on the consolidated balance sheets. There were no credit losses recorded for the year ended December 31, 2022. There was no impairment charge for any unrealized losses for the years ended December 31, 2022 and 2021. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in “Other (expense) income, net” on the consolidated statements of operations.

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

Stock-based Compensation

Stock-based awards have been accounted for as required by ASC 718 Compensation - Stock Compensation. Under ASC 718, awards are valued at fair value on the date of grant, and that fair value is recognized over the requisite service period. Forfeitures are accounted for as they occur.

New Accounting Pronouncements, Not Yet Adopted

Current Expected Credit Loss

In June 2016 the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This introduces new methodology for recognition of credit losses - the current expected credit loss (“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument, unless the company elects to recognize such instruments at fair value with changes in profit and loss. CECL is effective for the Company on January 1, 2023. The Company believes it will not be materially impacted by the adoption of this new standard.

Recently Adopted Accounting Standards

Government Assistance

In November 2021 the FASB issued ASU 2021-10, Government Assistance (Topic 832). This introduces new guidance to increase transparency of government assistance. It requires annual disclosures about transactions with a government, including those accounted for by applying a grant. This includes the nature of the transactions and related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions, and significant terms and conditions of the transactions. The Company adopted ASU 2021-10 on January 1, 2022 and has not been materially impacted by its adoption.

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

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the years ended December 31, 2022 and 2021, respectively. These expensed amounts are included under research and development expenses in the accompanying consolidated statements of operations.

	Year Ended
	December 31,
	2022		2021

Amount Expensed for License, Strategic Alliance, and Research Agreements	$5,222,000	*	$4,483,000

*	Amounts expensed for License, Strategic Alliance, and Research Agreements during the year ended December 31, 2022 were reduced by $935,000 as a result of a payment we received in July 2022 from one of our service providers in connection with the resolution of a difference of views regarding the service provider agreement. This payment received by us offset other expenses for License, Strategic Alliance, and Research Agreements during this period.

Set forth below at December 31, 2022 and December 31, 2021, respectively, are (1) the approximate amounts accrued and payable under the License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under the License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying consolidated balance sheets.

	December 31, 2022	December 31, 2021

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$1,813,000	$1,493,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$1,595,000	$1,023,000

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

In addition to the recovery of patent costs, the Company has the right to recover the $25,000 upfront payments made in connection with entry into the Assignment Agreement, which payments are recoverable prior to making any royalty or third-party transaction sharing payments. The Company also has the right to recover previously incurred LP-300 development and regulatory costs, with up to a mid-single digit percentage of net revenue amounts to be applied towards repayment of development and regulatory costs until such costs are fully recovered. No amounts were expensed with respect to BioNumerik during the years ended December 31, 2022 and 2021, respectively.

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

The amounts to be paid to AF Chemicals with respect to LP-100 under the AFC License Agreement are in many ways similar to the amounts to be paid with respect to LP-184 as described above. In addition, the AFC License Agreement contains specified time requirements for the Company to enroll patients in clinical trials and file a potential NDA with respect to LP-100. Extension fees may be paid by the Company to AF Chemicals from time to time related to these requirements. Pursuant to the Second Addendum with AF Chemicals, no additional payments of annual licensing fees or development diligence extension payments are required to be made by the Company with respect to LP-100 until January 15, 2025, at which time these obligations will resume. Approximately $125,000 and $145,000 were expensed with respect to the AFC License Agreement during the years ended December 31, 2022 and 2021, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations.

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

On July 23, 2021, the Company entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity. The transaction includes global rights to LP-100, as well as the developed clinical protocol for an intended study in bladder and prostate cancer patients who have a mutation in the ERCC2/3 genes. As a result of this transaction, the Company has full authority to manage and guide future clinical development and commercialization of LP-100. Under the terms of the Asset Purchase Agreement, the Company paid an initial upfront payment of $1,000,000 to Allarity. The Company determined there was no planned alternative future use for these assets outside of the clinical development of LP-100 and therefore the full amount of the upfront payment was included in research and development expense. The Company released approximately $459,000 from escrow to Allarity related to recertification of LP-100 drug stock during the year ended December 31, 2022. Future payments of up to $500,000 currently held in escrow also have the potential to deliver an additional amount to Allarity based on drug trial enrollment milestones within the 24 months following the date of the transaction. Allarity is also eligible to receive additional milestone payments over the life of the program based on IP license milestones and regulatory filings and approvals in the US and EU, and low- to mid-single-digit royalties on future commercial net sales. As part of the Asset Purchase Agreement, the Allarity License and Development Agreement was terminated. Approximately $459,000 and $1,000,000 were expensed with respect to Allarity during the years ended December 31, 2022 and 2021, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations.

Califia Pharma

In December 2020, the Company entered into an Evaluation and Limited Use Agreement (the “Evaluation Agreement”) with Califia Pharma, Inc. (“Califia”). The Evaluation Agreement provided for the Company and Califia to collaborate on the in vitro and in vivo testing and evaluation of novel Califia linker technology and related payloads to be conjugated to a Lantern targeting entity. The Evaluation Agreement also provided the Company with the right to negotiate with Califia for exclusive license rights to use LP-184 and related analogs as the payload with an affinity drug conjugate or small molecule drug conjugate targeting entity supplied by the Company. The Company also had the right under the Evaluation Agreement to negotiate for non-exclusive license rights to use a targeting entity from the Company with a payload and linker combination selected from novel specified Califia payloads and linkers. The Evaluation Agreement expired on December 31, 2021 and the Company determined not to extend it. No amounts and approximately $100,000 were expensed with respect to the Califia Evaluation Agreement during the years ended December 31, 2022 and 2021, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations.

Patheon API Services

The Company has entered into agreements with Patheon API Services, Inc. (“Patheon”) for the manufacture and supply of cGMP material to support the Company’s Phase II clinical trial for its product candidate LP-300. In addition to producing LP-300 API (active pharmaceutical ingredient) under cGMP (current Good Manufacturing Practices) conditions, Patheon transferred previously validated manufacturing processes and analytical methods for LP-300 and produced non-GMP material for use in support of non-clinical studies for LP-300. The agreements provide for payments in stages as specified process and manufacturing milestones are achieved. Approximately $218,000 and $963,000 was expensed with respect to the Patheon agreements during the years ended December 31, 2022 and 2021, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects to expense additional amounts in future periods in accordance with the progress of work completed under the Patheon agreements.

Southwest Research Institute

As part of the Company’s research and development activities, the Company has engaged Southwest Research Institute (“SwRI”) from time to time to assist with compound synthesis and manufacturing related activities for the Company’s product candidates. The Company has entered into agreements with SwRI for the non-GMP and cGMP synthesis of LP-184 material and related analytical development. Approximately $494,000 and $1,261,000 was expensed with respect to the SwRI agreements during the years ended December 31, 2022 and 2021, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects to expense additional amounts in future periods in accordance with the progress of work completed under the SwRI agreements.

The Research Institute of Fox Chase Cancer Center

In September 2020, the Company entered into a research agreement with the Research Institute of Fox Chase Cancer Center (“FCCC”), which was amended in January 2022, as part of the Company’s research and development activities, with a focus on advancing the targeted use of LP-184 in molecularly-defined sub-types of pancreatic cancer. Approximately $148,000 and $202,000 was expensed with respect to the FCCC agreements during the years ended December 31, 2022 and 2021, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations.

Piramal Pharma Solutions

In January 2021, the Company entered into an agreement with Piramal Pharma Solutions (“Piramal”) for the fill and finish manufacture of LP-300 drug product at Piramal’s Lexington, Kentucky site in support of future Phase II clinical testing. The agreement, as amended, provides for Piramal to conduct activities in support of the cGMP manufacturing of LP-300, including analytical and process transfer activities, manufacture of cGMP clinical batches, and performance of stability studies on cGMP batches of LP-300 drug product. Approximately $196,000 and $535,000 was expensed with respect to Piramal agreements during the years ended December 31, 2022 and 2021, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects to expense additional amounts in future periods in accordance with the progress of work completed under Piramal agreements.

vivoPharm

In September 2021, the Company’s Australian subsidiary entered into an agreement with RDDT, a vivoPharm Company Pty Ltd (“vivoPharm”), for multiple preclinical studies, including animal studies, as part of an IND-enabling program for LP-184. The Company’s Australian subsidiary entered into an additional agreement with vivoPharm in 2022 as part of an IND-enabling program for LP-284. Amendments to the vivoPharm agreements were made in 2022. Approximately $1,030,000 and $119,000 was expensed with respect to the vivoPharm agreements during the years ended December 31, 2022 and 2021, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the vivoPharm agreements, as amended.

TD2

In October 2021, the Company entered into a Statement of Work, as amended in March 2022, with Translational Drug Development, LLC (“TD2”) providing for TD2 to serve as the lead contract research organization (CRO) for the Company’s Phase II clinical trial for its product candidate LP-300. Approximately $789,000 and $158,000 was expensed with respect to TD2 during the years ended December 31, 2022 and 2021, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects to expense additional amounts in future periods in connection with services provided by TD2 as well as clinical trial site and other pass-through costs relating to the LP-300 Phase II clinical trial.

Berkshire Sterile Manufacturing

During the year ended December 31, 2022, the Company entered into agreements with Berkshire Sterile Manufacturing (“Berkshire”) to support technical transfer and GMP drug product manufacturing of LP-300. Approximately $689,000 and no amounts were expensed with respect to the Berkshire agreements during the years ended December 31, 2022 and 2021, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the Berkshire agreements.

Shilpa

In March 2022, the Company entered into an agreement with Shilpa Medicare Limited (“Shilpa”) for fit-to-purpose process development and synthesis of a key starting material relating to the synthesis of LP-184 under cGMP. In July 2022, the Company entered into agreements with Shilpa Pharma Lifesciences for the cGMP synthesis of LP-184 API material as well as for drug product development and cGMP drug product manufacturing of LP-184. In August 2022, the Company entered into agreements with Shilpa for the cGMP synthesis of LP-284 API material as well as for drug product development and cGMP drug product manufacturing of LP-284. Approximately $707,000 and no amounts were expensed with respect to the Shilpa agreements during the years ended December 31, 2022 and 2021, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that expense additional amounts in future periods in accordance with the progress of work completed payment schedule specified under the Shilpa agreements.

Curia

During the year ended December 31, 2022, the Company entered into agreements with Curia Global, Inc. (“Curia”) for the cGMP manufacture of LP-300 API. Approximately $285,000 and no amounts were expensed with respect to the Curia agreements during the years ended December 31, 2022 and 2021, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the Curia agreements.

LumaBridge (formerly known as Cancer Insight)

In May 2022, the Company entered into an agreement with Cancer Insight, LLC, now known as LumaBridge, LLC (“LumaBridge”) for IND filing, regulatory support, Phase I pre-trial startup activities, and strategic program consulting relating to LP-184. Approximately $82,000 and no amounts were expensed with respect to the LumaBridge agreements during the years ended December 31, 2022 and 2021, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods relating to services provided pursuant to the LumaBridge agreement.

Other Research and Service Provider Agreements

In addition to the agreements described above, the Company has entered into other research and service provider agreements for the advancement of its product candidates and research and development efforts. The Company expects to expense additional amounts in future periods in connection with existing and future research and service provider agreements.

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of December 31, 2022. No revenue has been recognized from this grant through December 31, 2022.

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate are collaborating on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2022, the term of the Collaboration Agreement was extended to continue until March 31, 2023. Leslie W. Kreis, Jr., a director of the Company until June 8, 2022, is also a director of Actuate. Affiliates of Mr. Kreis hold substantial beneficial ownership interests in both the Company and Actuate. Through December 31, 2022, no revenues have been recognized under the Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. These shares do not have a readily determinable fair value, but will be adjusted for observable price changes, if any, in future periods. There were no adjustments to the carrying amount through December 31, 2022.

Note 5. Leases

The operating lease cost recognized in general and administrative expenses in the Company’s consolidated statements of operations was approximately $144,000 and $105,000 for the years ended December 31, 2022 and 2021, respectively.

The following provides balance sheet information related to leases as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Assets
Operating lease, right-of-use asset, net	$47,687	$185,943
Liabilities
Current portion of operating lease liabilities	$52,890	$152,058
Operating lease liabilities, net of current portion	-	52,890
Total operating lease liabilities	$52,890	$204,948

At December 31, 2022, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Total minimum lease payments to be paid in 2023	$53,403
Less amount representing interest	(513)
Present value of future minimum lease payments	52,890
Less current portion of operating lease liabilities	52,890
Operating lease liabilities, net of current portion	$-

In April 2021, the Company entered into two operating leases for office space that commenced in May 2021. The leases were scheduled to expire in April 2023 and automatically renew month-to-month unless the Company provided three-months written notice to the landlord prior to initial expiration. The exercise of lease renewal options was at the Company’s sole discretion and is assessed as to whether to include any renewals in the lease term at inception. In March 2023, the Company renewed and extended its leases for office space and access to meeting facilities in the Dallas, Texas area and in the Atlanta, Georgia area. The following table provides a reconciliation for the Company’s right of use assets and lease liabilities:

	Right-of-Use Asset	Operating Lease Liability
Balance at January 1, 2021	$	$
Additions	274,472	276,603
Amortizations	(88,529)	(71,655)
Balance at December 31, 2021	185,943	204,948
Amortizations	(138,256)	(152,058)
Balance at December 31, 2022	$47,687	$52,890

Other supplemental information related to operating leases is as follows:

	As of December 31,
	2022	2021
Weighted average remaining term of operating leases (in years)	0.33	1.33
Weighted average discount rate of operating leases	4.65%	4.65%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the years ended December 31, 2022 and 2021. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

Note 6. Shareholders’ Equity

Preferred Stock

Upon the Company’s IPO, all shares of the Company’s Series A preferred stock were converted into 2,438,851 shares of common stock effective June 15, 2020, with fractional share adjustments made in connection with the conversion as discussed below. As of December 31, 2022 and 2021, the Company had 1,000,000 authorized shares of preferred stock, with zero shares of preferred stock issued and outstanding.

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

In November 2021, the Company’s Board of Directors authorized a share repurchase program to acquire up to $7,000,000 of the Company’s common stock. During the year ended December 31, 2022, the Company repurchased 353,667 shares of common stock, pursuant to the repurchase program for a total of approximately $2,482,000, including purchase fees. During the year ended December 31, 2021, the Company repurchased 121,490 shares of common stock pursuant to the repurchase program for a total of approximately $940,000, including purchase fees. Upon purchase, the repurchased shares ceased to be outstanding and returned to the status of authorized and unissued shares of common stock. The share repurchase program terminated July 31, 2022.

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

During the year ended December 31, 2022, the Company issued 26,093 shares of common stock relating to the cashless exercise of stock options to purchase 32,538 shares of common stock.

During the year ended December 31, 2022, the Company issued 95,779 shares of common stock relating to the cash exercise of warrants for total proceeds of approximately $300,000. All of such warrants were exercisable at an exercise price of $3.13 per share of common stock.

As of December 31, 2022 and December 31, 2021, the Company had 25,000,000 authorized shares of Common Stock, of which 10,857,040 and 11,088,835 shares were issued and outstanding, respectively.

Warrants

The Company had warrants to purchase 177,998 shares of common stock outstanding and exercisable as of December 31, 2022 at a weighted average exercise price of $9.27 per share, and with expiration dates ranging from March 7, 2024 to June 10, 2025. The Company had warrants to purchase 273,777 shares of common stock outstanding and exercisable as of December 31, 2021 at a weighted average exercise price of $7.12 per share, and with expiration dates ranging from March 17, 2022 to June 10, 2025.

Options

On August 29, 2018, the Board of Directors of the Company adopted the Lantern Pharma Inc. 2018 Equity Incentive Plan, which was subsequently amended on December 17, 2018, February 26, 2020 and October 20, 2022. The Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated, is referred to herein as the “Plan”. The Company reserved 1,489,680 shares of its common stock for issuance under the Plan. The Plan is designed to provide additional incentives to employees, directors and consultants to remain in the service of the Company as well as to encourage stock acquisition by members of these targeted groups, which in the opinion of the management will support the alignment of the interests of the members of these groups and stockholders. Options granted under the Plan are generally exercisable for up to 10 years from grant date. 288,796 shares remain available for future awards under the Plan at December 31, 2022, following the grant of options and the award of restricted stock grants through December 31, 2022. The Company recorded stock-based compensation of approximately $1,188,000 and $962,000 related to stock options during the years ended December 31, 2022 and 2021, respectively. Total remaining unrecognized compensation expense for non-vested options is approximately $1,788,000 as of December 31, 2022, and is expected to be recognized over a weighted average period of 1.8 years. The weighted average remaining contractual term of outstanding options at December 31, 2022 is 7.26 years. The weighted average remaining contractual term of exercisable options at December 31, 2022 is 6.56 years.

A summary of stock option activity under the Plan during the years ended December 31, 2022 and 2021 is presented below:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding December 31, 2020	835,608	$6.41	610,633	$3.24
Granted	110,500	10.28
Exercised	(11,782)	1.03
Cancelled or expired	(43,500)	15.00
Outstanding December 31, 2021	890,826	6.54	687,438	4.77
Granted	196,200	5.73
Exercised	(32,538)	1.03
Cancelled or expired	(16,897)	13.19
Outstanding December 31, 2022	1,037,591	$6.46	755,073	$5.87

For 2022 and 2021, the fair value of each option granted was estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	2022	2021
Term (in years)	5.93	5.78
Risk Free Rate	3.04%	1.30%
Volatility	125.35%	90.70%
Dividend Yield	0.00%	0.00%

Grant Date Fair Value	$4.90	$7.55

The fair value of options is recognized as an expense over the vesting period and forfeitures are accounted for as they occur.

The total intrinsic value of options outstanding at December 31, 2022 was approximately $2,422,000, and the total intrinsic value of options exercisable at December 31, 2022 was approximately $2,361,000. The total intrinsic value of options exercised during the year ended December 31, 2022 was approximately $136,000. The total intrinsic value of options outstanding at December 31, 2021 was approximately $3,490,000, and the total intrinsic value of options exercisable at December 31, 2021 was approximately $3,490,000. The total intrinsic value of options exercised during the year ended December 31, 2021 was approximately $213,000.

Expected Term -	The Company used a weighted average of time to vesting and maturity date.
Expected Volatility-	Due to the Company’s limited operating history and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded commensurate with expected term as of grant date. The historical volatility data was computed using the daily closing prices for the selected comparable companies’ shares.
Risk-Free Interest Rate-	The Company used the U.S. treasury bill rate commensurate with the expected term as of grant date.
Expected Dividend-	As the Company has not issued any dividends and does not expect to issue dividends over the life of the options, the Company has estimated the dividend yield to be zero.

Note 7. Marketable Securities

At December 31, 2022, marketable securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government & Agency Securities	$5,408,681	$3,512	$(184,863)	$5,227,330
Corporate Bonds	7,522,138	2,565	(210,534)	7,314,169
Marketable Securities - Debt	$12,930,819	$6,077	$(395,397)	$12,541,499

Mutual Funds – Fixed Income	$4,002,704	$-	$(343,904)	$3,658,800
Mutual Funds – Alternative Investments	2,023,154	-	(229,154)	1,794,000
Marketable Securities – Mutual Funds	$6,025,858	$-	$(573,058)	$5,452,800
	$18,956,677	$6,077	$(968,455)	$17,994,299

At December 31, 2021, marketable securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government & Agency Securities	$3,808,056	$-	$(27,003)	$3,781,053
Corporate Bonds	9,540,668	-	(65,869)	9,474,799
Marketable Securities - Debt	$13,348,724	$-	$(92,872)	$13,255,852

Mutual Funds – Fixed Income	$4,002,704	$-	$(36,654)	$3,966,050
Mutual Funds – Alternative Investments	2,023,154	-	(43,904)	1,979,250
Marketable Securities – Mutual Funds	$6,025,858	$-	$(80,558)	$5,945,300
	$19,374,582	$-	$(173,430)	$19,201,152

The contractual maturities of the investments classified as Government& Agency Securities and Corporate Bonds are as follows:

As of December 31, 2022
Due within one year	$5,466,590
Due in one to two years	5,802,265
Due in two to five years	1,272,644
$12,541,499

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of December 31, 2022
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government & Agency Securities	$1,184,683	$(26,701)	$3,293,998	$(158,162)
Corporate Bonds	1,337,938	(27,516)	5,383,482	(183,018)
Mutual Funds – Fixed Income	-	-	3,658,800	(343,904)
Mutual Funds – Alternative Investments	-	-	1,794,000	(229,154)
	$2,522,621	$(54,217)	$14,130,280	$(914,238)

We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of December 31, 2022, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of December 31, 2022 and 2021 our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our mutual funds – alternative investments were valued using NAV, net asset value per share, under the practical expedient methodology.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 2 or NAV, and we have no financial assets measured using Level 1 or 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of December 31, 2022
Description	Total	Level 1	Level 2	Level 3	NAV*
Government & Agency Securities	$5,227,330	$-	$5,227,330	$-	$-
Corporate Bonds	7,314,169	-	7,314,169	-	-
Mutual Funds – Fixed Income	3,658,800	-	3,658,800	-	-
Mutual Funds – Alternative Investments	1,794,000	-	-	-	1,794,000
	$17,994,299	$-	$16,200,299	$-	$1,794,000

	Fair Value Measurements as of December 31, 2021
Description	Total	Level 1	Level 2	Level 3	NAV*
Government & Agency Securities	$3,781,053	$-	$3,781,053	$-	$-
Corporate Bonds	9,474,799	-	9,474,799	-	-
Mutual Funds – Fixed Income	3,966,050	-	3,966,050	-	-
Mutual Funds – Alternative Investments	1,979,250	-	-	-	1,979,250
	$19,201,152	$-	$17,221,902	$-	$1,979,250

*	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

Note 9. Notes and Loan Payable

On May 1, 2020 (the “Origination Date”), the Company received $108,500 in aggregate loan proceeds (the “PPP Loan”) from JPMorgan Chase Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan was evidenced by a loan application and payment agreement (the “PPP Loan Agreement”) by and between the Company and the Lender. Subject to the terms of the PPP Loan Agreement, the PPP Loan bore interest at a fixed rate of one percent (1.0%) per annum. Payments of principal and interest were deferred for the first six months following the Origination Date, and the PPP Loan provided that it would mature two years after the Origination Date. The guidance under the Paycheck Protection Program was later updated so that payments of principal and interest were extended past the current fiscal year and maturity was extended past two years. The Company applied for forgiveness of the loan, and in April 2021 the Company received notice that the Small Business Administration (SBA) had authorized full forgiveness of the PPP Loan. A gain on loan forgiveness attributed to the PPP Loan of approximately $109,000 of principal and interest for the year ended December 31, 2021 was included in Other (expense) income, net in the accompanying consolidated statements of operations.

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

	For the year ended December 31,
	2022	2021
Warrants	177,998	273,777
Stock options	1,037,591	890,826
	1,215,589	1,164,603

Note 11. Income Taxes

Our effective tax rate differs from the statutory federal tax rate as presented in the following table:

	2022	2021
U.S. federal statutory tax rate	21%	21%
Permanent differences	3%	3%
Valuation allowance	(24)%	(24)%

Total:	-%	-%

As of December 31, 2022 and 2021, the Company was domiciled in Texas, and due to the losses generated and no revenues, it incurred no current federal or state tax.

The tax effect of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities is presented below.

	December 31,
	2022	2021
Deferred tax assets
Research and development credits	$862,366	$479,849
Stock-based compensation	441,939	427,524
Net operating loss carryforwards	6,474,825	4,837,807
Unrealized losses on securities	62,640	26,933
Research and development amortization	1,343,382	-
Deferred tax asset	9,185,152	5,772,113

Less: valuation allowance	(9,181,492)	(5,767,059)
Net deferred tax asset	3,660	5,054

Deferred tax liabilities
Fixed assets	(3,660)	(5,054)
Net deferred tax assets	$-	$-

Due to a history of losses the Company has generated since inception, the Company believes it is more-likely-than-not that all of the deferred tax assets will not be realized as of December 31, 2022 and 2021. Therefore, the Company has recorded a full valuation allowance on its deferred tax assets. At December 31, 2022 and 2021, the Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $29,100,000 and $22,800,000, respectively. The NOL carryforwards generated prior to 2018 of approximately $3,100,000 could expire over time beginning in 2035, if not used. The NOL carryforwards generated in 2018 to 2022 of approximately $26,000,000 do not expire and are carried forward indefinitely. The Company has state NOLs of approximately $780,000 at December 31, 2022. The Company also has approximately $861,000 of research and development tax credit carryforwards for federal purposes. These credits begin expiring in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s NOL carryforwards and research and development credit carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2022, there were no uncertain positions. In addition, interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision, for which there were none. The Company’s U.S. federal operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. The statute of limitations expires three years after the utilization of historical losses.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a gross deferred tax asset of $1,343,382.

Note 12. Subsequent Events

In January 2023, the Company formed a wholly owned subsidiary, Starlight Therapeutics Inc. (“Starlight”), to develop drug candidate LP-184’s central nervous system (CNS) and brain cancer indications – including glioblastoma (GBM), brain metastases (brain mets.), and several rare pediatric CNS cancers. Following the formation of Starlight, the Company will refer to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2023 (the “2023 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(3)	Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.		Description
3.1	(a)	Certificate of Conversion (Texas)
3.2	(a)	Certificate of Conversion (Delaware)
3.3	(a)	Certificate of Incorporation
3.4	(b)	Certificate of Amendment to Certificate of Incorporation
3.5	(b)	Amended and Restated Certificate of Incorporation
3.1.(vi)	(a)	By-laws
4.1	(a)	Form of Warrant (2019)
4.2	(c)	Form of Amendment to Series A Preferred Stock Warrant
4.3	(i)	Form of Underwriters’ Warrant (2020)
4.4	(d)	Specimen Stock Certificate evidencing shares of common stock
4.5	(k)	Description of Capital Stock
10.1*		Second Amended and Restated 2018 Equity Incentive Plan dated October 20, 2022
10.2+	(a)	Employment Agreement dated July 23, 2018 with Panna Sharma
10.3+	(f)	Amendment to Employment Agreement dated May 18, 2020 with Panna Sharma
10.4+	(c)	Employment Agreement dated May 18, 2020 with David Margrave
10.5+	(a)	Form of Indemnification Agreement
10.6	(a)	Amended and Restated Investors’ Rights Agreement
10.7#	(a)	Technology License Agreement dated January 15, 2015, with AF Chemicals, LLC
10.8#	(a)	Assignment Agreement dated as of January 5, 2018 with BioNumerik Pharmaceuticals, Inc.
10.9#	(a)	Addendum to Technology License Agreement dated February 8, 2016, with AF Chemicals, LLC

10.10+	(c)	Employment Agreement dated May 18, 2020 with Kishor G Bhatia
10.11	(g)	API Services Project Agreement dated July 10, 2020 with Patheon API Service
10.12#	(h)	Second Addendum to Technology License Agreement dated December 30, 2020 with AF Chemicals, LLC

21.1*	List of Subsidiaries
23.1*	Consent of EisnerAmper LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Incorporated by reference from the Registration Statement on Form S-1 filed April 16, 2020.
(b)	Incorporated by reference from Current Report on Form 8-K filed June 17, 2020.
(c)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 19, 2020.
(d)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 12, 2020.
(e)	Incorporated by reference from Current Report on Form 8-K filed August 21, 2020.
(f)	Incorporated by reference from the Registration Statement on Form S-1/A filed June 8, 2020.
(g)	Incorporated by reference from Quarterly Report on Form 10-Q for the period ending September 30, 2020.
(h)	Incorporated by reference from the Registration Statement on Form S-1 filed January 8, 2021.
(i)	Incorporated by reference from Exhibit 1.1 of the Registration Statement on Form S-1/A filed May 19, 2020.
(j)	Incorporated by reference from Exhibit 10.17 of Annual Report on Form 10-K filed March 10, 2021.
(k)	Incorporated by reference from Exhibit 4.3 of Annual Report on Form 10-K filed March 10, 2021.
+	Indicates a management control or any compensatory plan, contract or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark) because the identified confidential portions (i) are not material and (ii) are of the type that the Registrant treats as private and confidential.

*	Filed herewith.

**	Furnished with this report

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: March 20, 2023	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: March 20, 2023	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Panna Sharma	President, Chief Executive Officer and Director	March 20, 2023
Panna Sharma	(Principal Executive Officer)

/s/ David R. Margrave	Chief Financial Officer	March 20, 2023
David R. Margrave	(Principal Financial and Principal Accounting Officer)

/s/ Donald J. Keyser	Chairman of the Board
Donald J. Keyser		March 20, 2023

/s/ Maria Maccecchini	Director
Maria Maccecchini		March 20, 2023

/s/ David S. Silberstein	Director
David S. Silberstein		March 20, 2023

/s/ Vijay Chandru	Director
Vijay Chandru		March 20, 2023

/s/ Franklyn Prendergast	Director
Franklyn Prendergast		March 20, 2023

