Form 10-Q
period 2023-03-31
Lantern Pharma Inc.
filed 2023-05-09
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023 the registrant had 10,857,040 shares of common stock, $0.0001 par value per share outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements relating to:

●	the potential advantages of our RADR® platform in identifying drug candidates and patient populations that are likely to respond to a drug candidate;

●	our strategic plans to advance the development of any of our drug candidates;

●	our strategic plans to expand the number of data points that our RADR® platform can access and analyze;

●	our research and development efforts of our internal drug discovery programs and the utilization of our RADR® platform to streamline the drug development process;

●	the initiation, timing, progress, and results of our preclinical studies or clinical trials for any of our drug candidates;

●	our intention to leverage artificial intelligence, machine learning and genomic data to streamline the drug development process and to identify patient populations that would likely respond to a drug candidate;

●	our plans to discover and develop drug candidates and to maximize their commercial potential by advancing such drug candidates ourselves or in collaboration with others;

●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash and cash equivalents;

●	our ability to secure sufficient funding and alternative sources of funding to support our existing and proposed preclinical studies and clinical trials;

●	our estimates regarding the potential market opportunity for our drug candidates we or any of our collaborators may in the future develop;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our expectations related to future expenses and expenditures;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	the potential impact that the continuance or resurgence of the COVID-19 pandemic (or another epidemic or infectious disease outbreak) or its impact on the overall economy may have on our business plans;

●	our ability to source our needs for skilled labor in the fields of artificial intelligence, genomics, biology, oncology and drug development; and

●	the impact of government laws and regulations on the development and commercialization of our drug candidates.

ii

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K (“2022 Form 10-K”), for the year ended December 31, 2022 filed with the Securities and Exchange Commission, or the SEC, on March 20, 2023, and have identified other factors such as the impact of the COVID-19 pandemic, the results of our clinical trials, and the impact of competition, that we believe could cause actual results or events to differ materially from the forward-statements that we make. Furthermore, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q and the documents that we file with the SEC with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed elsewhere in this Quarterly Report on Form 10-Q and those listed under the Risk Factors section of our 2022 Form 10-K. You may access our 2022 Form 10-K under the investor SEC filings tab of our website at www.lanternpharma.com or on the SEC’s website at www.sec.gov. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$32,478,770	$37,201,786
Restricted cash	541,180	541,180
Marketable securities	19,061,281	17,994,299
Prepaid expenses & other current assets	3,086,331	2,985,472
Total current assets	55,167,562	58,722,737

Property and equipment, net	53,466	48,008
Operating lease right-of-use assets	255,320	47,687
Other assets	32,969	17,889

TOTAL ASSETS	$55,509,317	$58,836,321

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,673,603	$2,745,407
Operating lease liabilities, current	119,584	52,890
Total current liabilities	2,793,187	2,798,297

Operating lease liabilities, net of current portion	140,632	-

TOTAL LIABILITIES	2,933,819	2,798,297

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at March 31, 2023 and December 31, 2022; $.0001 par value) (Zero shares issued and outstanding at March 31, 2023 and December 31, 2022)	-	-
Common Stock (25,000,000 authorized at March 31, 2023 and December 31, 2022; $.0001 par value) (10,857,040 shares issued and outstanding at March 31, 2023 and December 31, 2022)	1,086	1,086
Additional paid-in capital	96,024,724	95,691,194
Accumulated other comprehensive loss	(299,677)	(371,386)
Accumulated deficit	(43,150,635)	(39,282,870)
Total stockholders’ equity	52,575,498	56,038,024

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,509,317	$58,836,321

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
General and administrative	1,733,321	1,406,160
Research and development	2,552,947	2,660,237
Total operating expenses	4,286,268	4,066,397
Loss from operations	(4,286,268)	(4,066,397)
Interest income	133,782	22,421
Other income (expense), net	284,721	(77,798)

NET LOSS	$(3,867,765)	$(4,121,774)

Net loss per share of common shares, basic and diluted	$(0.36)	$(0.38)
Weighted-average number of common shares outstanding, basic and diluted	10,857,040	10,875,777

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended
	March 31,
	2023	2022

NET LOSS	$(3,867,765)	$(4,121,774)

Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	50,773	(212,488)
Unrealized gain (loss) on foreign currency translation	20,936	(6,292)
Other comprehensive gain (loss)	71,709	(218,780)
Comprehensive loss	$(3,796,056)	$(4,340,554)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2021	-	$-	11,088,835	$1,109	$96,685,924	$(92,689)	$(25,022,924)	$71,571,420
Common stock issued from warrant and option exercises	-	-	95,779	10	299,778	-	-	299,788
Stock-based compensation	-	-	-	-	267,004	-	-	267,004
Share repurchases	-	-	(353,667)	(36)	(2,482,250)	-	-	(2,482,286)
Net loss	-	-	-	-	-	-	(4,121,774)	(4,121,774)
Other comprehensive loss	-	-	-	-	-	(218,780)	-	(218,780)
Balance, March 31, 2022	-	$-	10,830,947	$1,083	$94,770,456	$(311,469)	$(29,144,698)	$65,315,372

Balance, December 31, 2022	-	$-	10,857,040	$1,086	$95,691,194	$(371,386)	$(39,282,870)	$56,038,024
Stock-based compensation	-	-	-	-	333,530	-		333,530
Net loss		-	-		-	-	(3,867,765)	(3,867,765)
Other comprehensive gain	-	-	-	-	-	71,709	-	71,709
Balance, March 31, 2023	-	$-	10,857,040	$1,086	$96,024,724	$(299,677)	$(43,150,635)	$52,575,498

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,867,765)	$(4,121,774)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,418	1,989
Non-cash lease adjustments	40,025	36,151
Stock-based compensation	333,530	267,004
Amortization (accretion) of investment premiums (discount)	(60,018)	51,400
Foreign currency remeasurement loss (gain)	38,194	(22,110)
Realized loss on redemptions of marketable securities	37,960	-
Unrealized (gain) loss on equity securities	(42,150)	195,950
Changes in assets and liabilities:
Prepaid expenses and other current assets	(117,638)	(440,165)
Accounts payable and accrued expenses	(67,300)	742,523
Operating lease liabilities	(40,332)	(38,698)
Other assets	(15,080)	-
Net cash flows used in operating activities	(3,757,156)	(3,327,730)

INVESTING ACTIVITIES
Purchase of fixed assets	(8,876)	-
Purchases of marketable securities	(3,102,001)	-
Redemptions of marketable securities	2,150,000	176,519
Net cash flows (used in) / provided by investing activities	(960,877)	176,519

FINANCING ACTIVITIES
Repurchase of shares including commissions	-	(2,482,286)
Proceeds from stock option and warrant exercises	-	299,788
Net cash flows used in financing activities	-	(2,182,498)

Effect of foreign exchange rates on cash	(4,983)	2,278

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE PERIOD	(4,723,016)	(5,331,431)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	37,742,966	52,524,295

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$33,019,950	$47,192,864

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$32,478,770	$46,651,684
Restricted cash	541,180	541,180
CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$33,019,950	$47,192,864

Non-cash investing and financing activities
Operating lease right-of-use asset acquired through operating lease liability	$48,811	$-
Remeasurement of operating lease right-of-use asset and operating lease liability	198,847	-
Unrealized gain (loss) on debt securities	50,773	(212,488)

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

Lantern Pharma Inc. was incorporated under the laws of the state of Texas on November 7, 2013, and thereafter reincorporated in the state of Delaware on January 15, 2020. The Company’s principal operations are located in Texas. The Company formed a wholly owned subsidiary, Lantern Pharma Limited, in the United Kingdom in July 2017 and a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021. In January 2023, the Company formed a wholly owned subsidiary, Starlight Therapeutics Inc. (“Starlight”), to continue with advancing the development of drug candidate LP-184’s central nervous system (CNS) and brain cancer indications.

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR® platform. This now includes four drug candidates and an Antibody Drug Conjugate (ADC) program directed towards eleven disclosed therapeutic targets:

●	LP-300 (Tavocept), which we are currently advancing in a Phase II clinical trial, the Harmonic™ trial, focused on never smokers with advanced non-small cell lung cancer;

●	LP-100 (irofulven) is in clinical development with a focus on treatment in combination with PARP inhibitors;

●	LP-184 is advancing towards launch of a phase I clinical trial, and has potential for treatment of solid tumors including pancreatic, prostate, and bladder cancers, and glioblastoma and other CNS cancers. Following the formation of Starlight, the Company now refers to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”;

●	LP-284, the stereoisomer (enantiomer) of LP-184, is advancing towards launch of a phase I clinical trial, and has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184; and

●	Our ADC program is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds.

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2022. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2022 year-end condensed consolidated balance sheet data in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 and the notes thereto included in the Company’s Annual Report on Form 10-K, dated March 20, 2023, on file with the Securities and Exchange Commission.

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Any reference in these notes to applicable guidance refers to Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). To date, the Company has operated its business as one segment. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Lantern Pharma Limited, Lantern Pharma Australia Pty Ltd. and Starlight Therapeutics Inc. All intercompany balances and transactions have been eliminated in consolidation.

Note 2. Liquidity

The Company incurred a net loss of approximately $3,868,000 and $4,122,000 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had working capital of approximately $52,374,000. The Company has received funding in the form of periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash and cash equivalents as of March 31, 2023, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this quarterly report.

Note 3. Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant areas of estimation include determining research and development accruals, the inputs in determining the fair value of equity-based awards and warrants issued, the inputs in determining present value of lease payments, and determining the fair value of marketable securities. Actual results could differ from those estimates.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. Operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks, including the potential risk of business failure.

A continuance or resurgence of the COVID-19 pandemic (or the occurrence of another epidemic or infectious disease outbreak) or its impact on the overall economy could in the future have a material impact on our business.

Our marketable securities have had and may in the future have their market value fluctuate due to rises or falls in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are federally insured. Interest bearing and non-interest bearing accounts we hold at these banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Substantially all of our cash balances held at banking institutions at March 31, 2023 are in excess of FDIC coverage.

Research and Development

Research and development costs are expensed as incurred. These expenses primarily consist of payroll, contractor expenses, research study expenses, costs for manufacturing and supplies, clinical site costs and other costs for the conduct of clinical trials, and technical infrastructure on the cloud for the purposes of developing the Company’s RADR® platform and identifying, developing, and testing drug candidates. Development costs incurred by third parties are expensed as the work is performed. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred.

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with a short-term maturity of 3 months or less to be cash equivalents. Cash equivalents at March 31, 2023 and December 31, 2022 were approximately $17,237,000 and $1,271,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s consolidated balance sheets.

Restricted Cash

The Company considers cash held in escrow for the purposes of contractual contingencies to be restricted cash. All of the restricted cash at March 31, 2023 and December 31, 2022 relates to escrow amounts paid in connection with the Asset Purchase Agreement entered into by the Company and Allarity Therapeutics in July 2021 (See Note 4) and is considered a current asset at March 31, 2023, as the milestones that could require payments to be made to Allarity Therapeutics must be satisfied within the next 12 months.

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

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, and mutual funds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” or “Accumulated other comprehensive loss” on the condensed consolidated balance sheets until realized. Interest is reported within “Interest income” and dividend income is reported within “Other income (expense), net” on the condensed consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in “Other income (expense), net” on the condensed consolidated statements of operations, and any remaining unrealized losses are included in “Accumulated other comprehensive loss” on the condensed consolidated balance sheets. There were no credit losses recorded for the three months ended March 31, 2023 and 2022. There was no impairment charge for any unrealized losses for the three months ended March 31, 2023 and 2022. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in “Other income (expense), net” on the condensed consolidated statements of operations.

Recently Adopted Accounting Standard

Current Expected Credit Loss

In June 2016 the FASB issued Accounting Standard Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This introduces new methodology for recognition of credit losses - the current expected credit loss (“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument, unless the company elects to recognize such instruments at fair value with changes in profit and loss. CECL was adopted on January 1, 2023 and had no impact on the Company’s condensed consolidated financial statements.

Note 4. Commitments and Contingencies

General

The Company has entered into, and expects to enter into from time to time in the future, license agreements, strategic alliance agreements, assignment agreements, research service agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements (collectively, the “License, Strategic Alliance, and Research Agreements”) are described in detail in the Company’s 2022 Form 10-K. While specific amounts will fluctuate from quarter to quarter based on clinical trials progress, advancement and completion of research studies and manufacturing projects, and other factors, the Company believes its overall activities regarding License, Strategic Alliance, and Research Agreements are materially consistent with those described in the 2022 Form 10-K. In addition to the specific agreements described in the 2022 Form 10-K, the Company has entered into, and will in the future enter into, other research and service provider agreements for the advancement of its product candidates and research and development efforts. The Company expects to pay additional amounts in future periods in connection with existing and future research and service provider agreements.

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the three months ended March 31, 2023 and 2022, respectively. These expensed amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended
	March 31,
	2023	2022

Amount Expensed for License, Strategic Alliance, and Research Agreements	$1,248,000	$1,858,000

Set forth below at March 31, 2023 and December 31, 2022, respectively, are (1) the approximate amounts accrued and payable under License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying condensed consolidated balance sheets.

	March 31, 2023	December 31, 2022

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$1,487,000	$1,813,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$1,560,000	$1,595,000

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of March 31, 2023 and December 31, 2022. No revenue has been recognized from this grant through March 31, 2023.

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate are collaborating on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2022, the term of the Collaboration Agreement was extended to continue until March 31, 2023. The Company is currently in discussions with Actuate to extend the Collaboration Agreement. Leslie W. Kreis, Jr., a director of the Company until June 8, 2022, is also a director of Actuate. Certain affiliates of Bios Partners beneficially own greater than 10% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through March 31, 2023, no revenues have been recognized under the Collaboration Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. These shares do not have a readily determinable fair value, but will be adjusted for observable price changes, if any, in future periods. There were no adjustments to the carrying amount through March 31, 2023.

Note 5. Leases

The operating lease cost recognized in general and administrative expenses in our consolidated statements of operations was approximately $42,000 for the three months ended March 31, 2023, and approximately $39,000 for the three months ended March 31, 2022.

The following provides balance sheet information related to leases as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Assets
Operating lease, right-of-use asset, net	$255,320	$47,687
Liabilities
Current portion of operating lease liabilities	$119,584	$52,890
Operating lease liabilities, net of current portion	140,632	-
Total operating lease liabilities	$260,216	$52,890

At March 31, 2023, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2023 (remaining nine months)	$102,212
2024	134,118
2025	45,431
Total minimum lease payments	281,761
Less amount representing interest	(21,545)
Present value of future minimum lease payments	260,216
Less current portion of operating lease liabilities	(119,584)
Operating lease liabilities, net of current portion	$140,632

In April 2021, the Company entered into two operating leases for office space that commenced in May 2021. The leases expire in April 2023 and automatically renew month-to-month unless the Company provides three-months written notice to the landlord prior to initial expiration. In January 2023, the Company renewed one of the operating leases for an additional two years and notified the landlord of its intent not to renew the other space. In January 2023, the Company also entered into a new lease that commenced in March 2023 and continues through April 2025. This new lease also renews automatically on a month-to-month basis unless the Company provides three-months written notice to the landlord prior to initial expiration. The exercise of lease renewal options is at our sole discretion and is assessed as to whether to include any renewals in the lease term at inception.

The following table provides a reconciliation for our operating right-of-use assets and operating lease liabilities:

	Operating Right-of- Use Assets	Operating Lease Liabilities
Balance at December 31, 2022	$47,687	$52,890
Remeasurement of operating lease right-of-use assets and operating lease liability	198,847	198,847
Operating right-of-use asset acquired through operating lease liability	48,811	48,811
Amortizations and reductions	(40,025)	(40,332)
Balance at March 31, 2023	$255,320	$260,216

Other supplemental information related to operating leases is as follows:

	As of March 31,
	2023	2022
Weighted average remaining term of operating leases (in years)	2.04	1.08
Weighted average discount rate of operating leases	7.44%	4.65%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the three months ended March 31, 2023 and 2022. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

In January 2023, the Company entered into a new two-year operating lease agreement for office space that commences in May 2023. The lease requires monthly rent payments of $4,095 for the first year, which increase to $4,254 per month in the second year. The Company has not recorded an operating right-of-use asset or operating lease liability for this lease as of March 31, 2023, as the lease has not yet commenced.

Note 6. Stockholders’ Equity

Common Stock

In November 2021, the Company’s Board of Directors authorized a share repurchase program to acquire up to $7,000,000 of the Company’s common stock. During the three months ended March 31, 2022, the Company repurchased 353,667 shares of common stock pursuant to the repurchase program for a total of approximately $2,482,000, including purchase fees. The share repurchase program terminated on July 31, 2022.

During the three months ended March 31, 2022, the Company issued 95,779 shares of common stock relating to the cash exercise of warrants for total proceeds of approximately $300,000. All of such warrants were exercisable at an exercise price of $3.13 per share of common stock.

As of March 31, 2023 and December 31, 2022, the Company had 25,000,000 authorized shares of Common Stock, of which 10,857,040 shares were issued and outstanding.

Warrants

During the three months ended March 31, 2022, the Company issued 95,779 shares of common stock relating to the cash exercise of warrants that were expiring. The Company had warrants to purchase 177,998 shares of common stock outstanding and exercisable as of March 31, 2023 at a weighted average exercise price of $9.27 per share, and with expiration dates ranging from March 7, 2024 to June 10, 2025.

Options

The Company recorded stock-based compensation of approximately $334,000 related to stock options during the three months ended March 31, 2023, and approximately $267,000 related to stock options during the three months ended March 31, 2022, respectively. These amounts are allocated between general and administrative and research and development expenses in the accompanying condensed consolidated statements of operations.

A summary of stock option activity under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (the “Plan”), during the three months ended March 31, 2023 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2022	1,037,591	$6.46
Granted	70,000	4.92
Cancelled or expired	(12,545)	13.04
Outstanding March 31, 2023	1,095,046	$6.28

Options were exercisable for 790,115 shares of Common Stock at March 31, 2023 at a weighted average exercise price of $6.01.

During the three months ended March 31, 2022, no options were granted, no options were exercised to purchase shares of common stock, and no options expired or were canceled.

Note 7. Marketable Securities

At March 31, 2023, marketable securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government & Agency Securities	$4,922,640	$42	$(150,408)	$4,772,274
Corporate Bonds	8,982,238	-	(188,181)	8,794,057
Marketable Securities – Debt	13,904,878	42	(338,589)	13,566,331

Mutual Funds – Fixed Income	4,002,704	-	(311,504)	3,691,200
Mutual Funds – Alternative Investments	2,023,154	-	(219,404)	1,803,750
Marketable Securities – Mutual Funds	6,025,858	-	(530,908)	5,494,950
	$19,930,736	$42	$(869,497)	$19,061,281

The contractual maturities of the investments classified as Government & Agency Securities and Corporate Bonds are as follows:

As of March 31, 2023
Due within one year	$8,478,765
Due in one to two years	4,804,510
Due in two to five years	283,056
$13,566,331

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of March 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of March 31, 2023
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government & Agency Securities	$1,196,670	$(27,503)	$2,829,984	$(122,905)
Corporate Bonds	4,300,603	(42,461)	4,493,454	(145,720)
Mutual Funds – Fixed Income	-	-	3,691,200	(311,504)
Mutual Funds – Alternative Investments	-	-	1,803,750	(219,404)
	$5,497,273	$(69,964)	$12,818,388	$(799,533)

We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of March 31, 2023, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of March 31, 2023 our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our mutual funds – alternative investments were valued using NAV, net asset value per share, under the practical expedient methodology.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 2 or NAV, and we have no financial assets measured using Level 1 or 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of March 31, 2023
Description	Total	Level 1	Level 2	Level 3	NAV*
Government & Agency Securities	$4,772,274	$-	$4,772,274	$-	$-
Corporate Bonds	8,794,057	-	8,794,057	-	-
Mutual Funds – Fixed Income	3,691,200	-	3,691,200	-	-
Mutual Funds – Alternative Investments	1,803,750	-	-	-	1,803,750
	$19,061,281	$-	$17,257,531	$-	$1,803,750

*	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

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

	Outstanding at March 31,
	2023	2022
Warrants to purchase Common Stock	177,998	177,998
Stock options	1,095,046	890,826
	1,273,044	1,068,824

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from the plans, intentions, expectations and other forward-looking statements included in the discussion below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those factors discussed in the Risk Factors section of our 2022 Form 10-K on file with the SEC.

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

A key component of our strategy is to target specific cancer patient populations and treatment indications identified by leveraging our RADR® platform, a proprietary A.I. enabled engine created and owned by us. We believe the combination of our therapeutic area expertise, our A.I. expertise, and our ability to identify and develop promising drug candidates through our collaborative relationships with research institutions in selected areas of oncology gives us a significant competitive advantage. Our RADR® platform has been developed and refined over the last five years and integrates billions of data points immediately relevant for oncology drug development and patient response prediction using artificial intelligence and proprietary machine learning algorithms. By identifying clinical candidates, together with relevant genomic and phenotypic data, we believe our approach will help us design more efficient pre-clinical studies, and more targeted clinical trials, thereby accelerating our drug candidates’ time to approval and eventually to market. Although we have not yet applied for or received regulatory or marketing approval for any of our drug candidates, we believe our RADR® platform has the ability to reduce the cost and time to bring drug candidates to specifically targeted patient groups. We believe we have developed a sustainable and scalable biopharma business model by combining a unique, oncology-focused big-data platform that leverages artificial intelligence along with active clinical and preclinical programs that are being advanced in targeted cancer therapeutic areas to address today’s treatment needs.

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

Additionally, we have two new drug candidates, LP-184 and LP-284, in pre-IND preclinical development for multiple potentially distinct indications where we are leveraging machine learning and genomic data to streamline the drug development process and to identify the patients and cancer subtypes that will best benefit from these drugs, if approved. Subject to regulatory clearance to move forward under future IND applications, we are planning a Phase I clinical trial for LP-184 to begin in mid 2023 and a Phase I clinical trial for LP-284 to begin later in 2023. Our ADC program is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds. In January 2023, we formed a wholly owned subsidiary, Starlight Therapeutics Inc. (“Starlight”), to develop drug candidate LP-184’s central nervous system (CNS) and brain cancer indications – including glioblastoma (GBM), brain metastases (brain mets.), and several rare pediatric CNS cancers. Following the formation of Starlight, we now refer to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $3,868,000 and $4,122,000 for the three months ended March 31, 2023 and 2022, respectively.

Our net losses have primarily resulted from costs incurred in licensing and developing the drug candidates in our pipeline, planning, preparing and conducting preclinical studies and clinical testing, and general and administrative activities associated with our operations. We expect to continue to incur significant expenses and corresponding increased operating losses for the foreseeable future as we continue to develop our pipeline. Our costs may further increase as we conduct additional preclinical studies and clinical trials and potentially seek regulatory clearance for and prepare to commercialize our drug candidates. We expect to incur significant expenses to continue to build the infrastructure necessary to support our expanded operations, preclinical studies, clinical trials, and commercialization, including manufacturing, marketing, sales and distribution functions. We have experienced and will continue to experience substantial costs associated with operating as a public company.

As of the date of this report, we believe we have effectively managed the impact of the COVID-19 pandemic on our operations. A continuance or resurgence of the COVID-19 pandemic (or the occurrence of another epidemic or infectious disease outbreak) or its impact on the overall economy could in the future have a material impact on our business.

Components of Our Results of Operations

Revenues

We did not recognize revenues for the three month periods ended March 31, 2023 and March 31, 2022.

Expenses

Our research and development expenses by project category for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
LP-300	$633,937	$1,102,828
LP-184	1,130,023	802,016
LP-100	31,259	518,954
LP-284	383,374	-
ADC Program	22,184	10,971
RADR® Platform	258,162	200,452
Other	94,008	25,016
Total research and development expenses	$2,552,947	$2,660,237

We expect that our research and development expenses will increase as we progress our clinical trial for LP-300, advance toward commencement of and conduct clinical trials for LP-184 and LP-284, advance clinical development of LP-100, and advance our other programs and drug candidates. We expect this increase to include additional expenses associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

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

We expect that our general and administrative expenses will increase as we continue to operate as a public company. We expect increased administrative costs resulting from our existing and anticipated clinical trials and the potential commercialization of our drug candidates. We believe that these increases will likely include increased costs for director and officer liability insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to continue to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to a public company.

Summary Results of Operations for the Three Months Ended March 31, 2023 and March 31, 2022 (unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
General and administrative	$1,733,321	$1,406,160
Research and development	2,552,947	2,660,237
Total operating expenses	4,286,268	4,066,397
Loss from operations	(4,286,268)	(4,066,397)
Interest income	133,782	22,421
Other income (expense), net	284,721	(77,798)
NET LOSS	$(3,867,765)	$(4,121,774)

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

General and Administrative Expenses

General and administrative expenses increased approximately $327,000, or 23%, from approximately $1,406,000 for the three months ended March 31, 2022 to approximately $1,733,000 for the three months ended March 31, 2023. The increase was primarily attributable to increases in other professional fees of approximately $195,000, increases in payroll and compensation expenses of approximately $192,000, and increases in travel expenses of approximately $44,000. This was partially offset by decreases in corporate insurance expense of approximately $85,000 and decreases in patent and legal expenses of approximately $57,000.

Research and Development Expenses

Research and development expenses decreased approximately $107,000, or 4%, from approximately $2,660,000 for the three months ended March 31, 2022 to approximately $2,553,000 for the three months ended March 31, 2023. The decrease was primarily attributable to decreases in product candidate manufacturing related expenses of approximately $640,000, decreases in consulting expenses of approximately $20,000, and decreases in licensing fees of approximately $459,000, which related to an escrow payment released to Allarity under the Allarity Asset Purchase Agreement during the three months ended March 31, 2022, which payment was a nonrecurring expense. The above decreases were partially offset by increases in research studies of $714,000 and increases in payroll and compensation expenses of approximately $298,000.

Interest and Other Income (Expense) Net

Interest income increased approximately $112,000 from $22,000 for the three months ended March 31, 2022 to approximately $134,000 for the three months ended March 31, 2023. Other income (expense), net increased approximately $363,000 from a loss of approximately $78,000 for the three months ended March 31,2022 to a gain of approximately $285,000 for the three months ended March 31, 2023. This increase was primarily attributable to increases in dividend income of approximately $80,000, increases in unrealized gains on investments of approximately $207,000 and increases of approximately $136,000 in research and development tax incentives related to the Australia subsidiary, which were partially offset by increases in foreign currency losses of approximately $60,000.

Liquidity and Capital Resources

We incurred net losses of approximately $3,868,000 and $4,122,000 for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, we had working capital of approximately $52,374,000 and as of December 31, 2022 we had working capital of approximately $55,924,000.

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

Sources of Liquidity

Since our inception, our operations have been financed primarily through the sale of equity securities, and, to a much lesser extent, funds received by us from a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and a 2017 grant from the Massachusetts Life Sciences Center. We plan to apply for grant funding in the future to assist in supporting our capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity.

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $32,479,000 and $37,202,000, respectively. Based on our anticipated expenditures and capital commitments as of the date of this report, we believe that our existing cash and cash equivalents as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report. As of March 31, 2023 and December 31, 2022, we had marketable securities of approximately $19,061,000 and $17,994,000, respectively.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Three Months ended March 31,
	2023	2022
	(Unaudited)
Net cash flows used in operating activities	$(3,757,156)	$(3,327,730)
Net cash flows (used in) / provided by investing activities	(960,877)	176,519
Net cash flows used in financing activities	-	(2,182,498)
Effect of foreign exchange rates on cash	(4,983)	2,278
Net decrease in cash, cash equivalents and restricted cash	$(4,723,016)	$(5,331,431)

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was approximately $3,757,000 compared to approximately $3,328,000 for the three months ended March 31, 2022. The increase in net cash used in operating activities was primarily the result of increases in accounts payable and accrued expenses during the three months ended March 31, 2022, which reduced the cash used in operating activities for the three months ended March 31, 2022.

Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was approximately $961,000 compared to $177,000 provided by investing activities for the three months ended March 31, 2022. The increase in cash used in investing activities is primarily related to a higher level of purchases of marketable securities during the three months ended March 31, 2023.

Financing Activities

Net cash used in financing activities was approximately $2,183,000 during the three months ended March 31, 2022, attributable primarily to repurchases of shares pursuant to the Company’s share repurchase program. No cash was used in financing activities during the three months ended March 31, 2023.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended March 31, 2023.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of March 31, 2023 and December 31, 2022.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $38,000 and $6,000 for the three months ended March 31, 2023 and 2022, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

As a Smaller Reporting Company we are exempted from the requirements of Item 1A.

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 17, 2020

3.2	By-Laws	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed April 16, 2020

10.1	Fourth Amendment, dated January 1, 2023, to Employment Agreement with Kishor Bhatia dated May 18, 2020	Filed electronically herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

101.INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: May 9, 2023	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: May 9, 2023	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

