Form 10-Q
period 2023-06-30
Lantern Pharma Inc.
filed 2023-08-09
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Lantern Pharma Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-39318	46-3973463
(State or Other Jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification No.)

1920 McKinney Avenue, 7th Floor Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(972) 277-1136

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	LTRN	The Nasdaq Stock Market

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

As of August 2, 2023 the registrant had 10,869,040 shares of common stock, $0.0001 par value per share outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements relating to:

●	the potential advantages of our RADR® platform in identifying drug candidates and patient populations that are likely to respond to a drug candidate;

●	our strategic plans to advance the development of any of our drug candidates;

●	our strategic plans to expand the number of data points that our RADR® platform can access and analyze;

●	our research and development efforts of our internal drug discovery programs and the utilization of our RADR® platform to streamline the drug development process;

●	the initiation, timing, progress, and results of our preclinical studies or clinical trials for any of our drug candidates;

●	our intention to leverage artificial intelligence, machine learning and biomarker data to streamline the drug development process and to identify patient populations that would likely respond to a drug candidate;

●	our plans to discover and develop drug candidates and to maximize their commercial potential by advancing such drug candidates ourselves or in collaboration with others;

●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash and cash equivalents;

●	our ability to secure sufficient funding and alternative sources of funding to support our existing and proposed preclinical studies and clinical trials;

●	our estimates regarding the potential market opportunity for our drug candidates we or any of our collaborators may in the future develop;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our expectations related to future expenses and expenditures;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	the potential impact that the continuance or resurgence of the COVID-19 pandemic (or another epidemic or infectious disease outbreak) or its impact on the overall economy may have on our business plans;

ii

●	our ability to source our needs for skilled labor in the fields of artificial intelligence, genomics, biology, oncology and drug development; and

●	the impact of government laws and regulations on the development and commercialization of our drug candidates.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K (“2022 Form 10-K”), for the year ended December 31, 2022 filed with the Securities and Exchange Commission, or the SEC, on March 20, 2023, and have identified other factors such as the results of our clinical trials, and the impact of competition, that we believe could cause actual results or events to differ materially from the forward-statements that we make. Furthermore, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$28,423,170	$37,201,786
Restricted cash	541,180	541,180
Marketable securities	19,525,798	17,994,299
Prepaid expenses & other current assets	2,551,802	2,985,472
Total current assets	51,041,950	58,722,737

Property and equipment, net	49,954	48,008
Operating lease right-of-use assets	308,251	47,687
Other assets	25,869	17,889

TOTAL ASSETS	$51,426,024	$58,836,321

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,852,835	$2,745,407
Operating lease liabilities, current	163,146	52,890
Total current liabilities	3,015,981	2,798,297

Operating lease liabilities, net of current portion	150,713	-

TOTAL LIABILITIES	3,166,694	2,798,297

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at June 30, 2023 and December 31, 2022; $.0001 par value) (Zero shares issued and outstanding at June 30, 2023 and December 31, 2022)	-	-
Common Stock (25,000,000 authorized at June 30, 2023 and December 31, 2022; $.0001 par value) (10,869,040 shares and 10,857,040 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	1,087	1,086
Additional paid-in capital	96,417,113	95,691,194
Accumulated other comprehensive loss	(261,837)	(371,386)
Accumulated deficit	(47,897,033)	(39,282,870)
Total stockholders’ equity	48,259,330	56,038,024

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,426,024	$58,836,321

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative	$1,632,080	$1,405,998	$3,365,401	$2,812,158
Research and development	3,558,217	2,988,823	6,111,164	5,649,060
Total operating expenses	5,190,297	4,394,821	9,476,565	8,461,218
Loss from operations	(5,190,297)	(4,394,821)	(9,476,565)	(8,461,218)
Interest income	117,823	55,026	251,605	77,447
Other (expense) income, net	326,076	(152,591)	610,797	(230,389)

NET LOSS	$(4,746,398)	$(4,492,386)	$(8,614,163)	$(8,614,160)

Net loss per share of common shares, basic and diluted	$(0.44)	$(0.41)	$(0.79)	$(0.79)
Weighted-average number of common shares outstanding, basic and diluted	10,857,040	10,830,947	10,857,040	10,853,238

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

NET LOSS	$(4,746,398)	$(4,492,386)	$(8,614,163)	$(8,614,160)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	33,763	(63,783)	84,536	(276,271)
Unrealized gain on foreign currency translation	4,077	26,771	25,013	20,479
Other comprehensive income (loss)	37,840	(37,012)	109,549	(255,792)
Comprehensive loss	$(4,708,558)	$(4,529,398)	$(8,504,614)	$(8,869,952)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock Number	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	of Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Three and Six Months Ended June 30, 2022
Balance, December 31, 2021	-	$-	11,088,835	$1,109	$96,685,924	$(92,689)	$(25,022,924)	$71,571,420
Common stock issued from warrant and option exercises	-	-	95,779	10	299,778	-	-	299,788
Stock-based compensation	-	-	-	-	267,004	-	-	267,004
Share repurchases	-	-	(353,667)	(36)	(2,482,250)	-	-	(2,482,286)
Net loss	-	-	-	-	-	-	(4,121,774)	(4,121,774)
Other comprehensive loss	-	-	-	-	-	(218,780)	-	(218,780)
Balance, March 31, 2022	-	-	10,830,947	1,083	94,770,456	(311,469)	(29,144,698)	65,315,372

Stock-based compensation	-	-	-	-	289,533	-	-	289,533
Net loss	-	-	-	-	-	-	(4,492,386)	(4,492,386)
Other comprehensive loss	-	-	-	-	-	(37,012)	-	(37,012)
Balance, June 30, 2022	-	$-	10,830,947	$1,083	$95,059,989	$(348,481)	$(33,637,084)	$61,075,507

	Preferred Stock Number of	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Three and Six Months Ended June 30, 2023
Balance, December 31, 2022	-	$-	10,857,040	$1,086	$95,691,194	$(371,386)	$(39,282,870)	$56,038,024
Stock-based compensation	-	-	-		333,530	-	-	333,530
Net loss	-	-	-		-	-	(3,867,765)	(3,867,765)
Other comprehensive gain	-	-	-		-	71,709	-	71,709
Balance, March 31, 2023	-	-	10,857,040	1,086	96,024,724	(299,677)	(43,150,635)	52,575,498

Stock-based compensation	-	-	-	-	392,390	-	-	392,390
Issuance of restricted common stock awards	-	-	12,000	1	(1)	-	-	-
Net loss	-	-	-	-	-	-	(4,746,398)	(4,746,398)
Other comprehensive gain	-	-	-	-	-	37,840	-	37,840
Balance, June 30, 2023	-	$-	10,869,040	$1,087	$96,417,113	$(261,837)	$(47,897,033)	$48,259,330

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,614,163)	$(8,614,160)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,929	4,374
Non-cash lease adjustments	80,272	72,300
Stock-based compensation	725,920	556,537
Amortization (accretion) of investment premiums (discount)	(86,578)	67,510
Foreign currency remeasurement loss	50,633	63,987
Realized loss on redemptions of marketable securities	60,909	48,690
Unrealized (gain) loss on equity securities	(12,050)	357,100
Changes in assets and liabilities:
Prepaid expenses and other current assets	415,114	(1,562,090)
Accounts payable and accrued expenses	111,774	3,023,686
Operating lease liabilities	(79,867)	(78,298)
Other assets	(7,980)	-
Net cash flows used in operating activities	(7,349,087)	(6,060,364)

INVESTING ACTIVITIES
Purchase of fixed assets	(8,876)	(14,178)
Purchases of marketable securities	(5,909,244)	(2,004,731)
Redemptions of marketable securities	4,500,000	1,669,680
Net cash flows used in investing activities	(1,418,120)	(349,229)

FINANCING ACTIVITIES
Repurchase of shares including commissions	-	(2,482,286)
Proceeds from stock option and warrant exercises	-	299,788
Net cash flows used in financing activities	-	(2,182,498)

Effect of foreign exchange rates on cash	(11,409)	(28,156)

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE PERIOD	(8,778,616)	(8,620,247)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	37,742,966	52,524,295

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$28,964,350	$43,904,048

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$28,423,170	$43,362,868
Restricted cash	541,180	541,180
CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$28,964,350	$43,904,048

Non-cash investing and financing activities
Operating lease right-of-use asset acquired through operating lease liability	$141,989	$-
Remeasurement of operating lease right-of-use asset and operating lease liability	198,847	-
Unrealized gain (loss) on debt securities	84,536	(276,271)

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization, Principal Activities, and Basis of Presentation

Lantern Pharma Inc., and Subsidiaries (the “Company”) is a clinical stage biopharmaceutical company, focused on leveraging artificial intelligence (“A.I.”), machine learning and biomarker data to streamline the drug development process and to identify the patients that will benefit from its targeted oncology therapies. The Company’s portfolio of therapies consists of small molecule drug candidates that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that it is developing with the assistance of its A.I. platform and its biomarker driven approach. The Company’s A.I. platform, known as RADR®, uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning. The Company’s data-driven, genomically-targeted and biomarker-driven approach allows it to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates.

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR® platform. This now includes four drug candidates and an Antibody Drug Conjugate (ADC) program directed towards eleven disclosed therapeutic targets:

●	LP-300 (Tavocept), which we are currently advancing in a Phase II clinical trial, the Harmonic™ trial, focused on never smokers with advanced non-small cell lung cancer;

●	LP-100 (irofulven) is in clinical development with a focus on treatment in combination with PARP inhibitors;

●	LP-184, which we are advancing in a recently launched phase I clinical trial, and has potential for treatment of solid tumors including pancreatic, breast, bladder, and lung cancers, and glioblastoma and other CNS cancers. Following the formation of Starlight, the Company now refers to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”;

●	LP-284, the stereoisomer (enantiomer) of LP-184, is advancing towards launch of a phase I clinical trial, and has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184; and

●	Our ADC program is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds.

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

Note 2. Liquidity

The Company incurred a net loss of approximately $8,614,000 during each of the six months ended June 30, 2023 and 2022. As of June 30, 2023, the Company had working capital of approximately $48,026,000. The Company has received funding in the form of periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash and cash equivalents as of June 30, 2023, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this quarterly report.

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

Our marketable securities have had and may in the future have their market value fluctuate due to rises or falls in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are federally insured. Interest bearing and non-interest bearing accounts we hold at these banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Substantially all of our cash balances held at banking institutions at June 30, 2023 are in excess of FDIC coverage.

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

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with a short-term maturity of 3 months or less to be cash equivalents. Cash equivalents at June 30, 2023 and December 31, 2022 were approximately $25,394,000 and $1,271,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s consolidated balance sheets.

Restricted Cash

The Company considers cash held in escrow for the purposes of contractual contingencies to be restricted cash. All of the restricted cash at June 30, 2023 and December 31, 2022 relates to escrow amounts paid in connection with the Asset Purchase Agreement entered into by the Company and Allarity Therapeutics in July 2021 (See Note 4) and is considered a current asset at June 30, 2023, as the milestones that could require payments to be made to Allarity Therapeutics must be satisfied within the next 12 months. The escrow period under the Asset Purchase Agreement ended in July 2023, and the Company expects the remaining escrow funds to be distributed from escrow to the Company in August 2023.

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

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, and mutual funds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” or “Accumulated other comprehensive loss” on the condensed consolidated balance sheets until realized. Interest is reported within “Interest income” and dividend income is reported within “Other income (expense), net” on the condensed consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in “Other income (expense), net” on the condensed consolidated statements of operations, and any remaining unrealized losses are included in “Accumulated other comprehensive loss” on the condensed consolidated balance sheets. There were no credit losses recorded for the three and six months ended June 30, 2023 and 2022. There was no impairment charge for any unrealized losses for the three and six months ended June 30, 2023 and 2022. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in “Other income (expense), net” on the condensed consolidated statements of operations.

Recently Adopted Accounting Standard

Current Expected Credit Loss

In June 2016 the FASB issued Accounting Standard Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This introduces new methodology for recognition of credit losses - the current expected credit loss (“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument, unless the company elects to recognize such instruments at fair value with changes in profit and loss. CECL was adopted on January 1, 2023 and had no impact on the Company’s condensed consolidated financial statements.

Note 4. Commitments and Contingencies

General

The Company has entered into, and expects to enter into from time to time in the future, license agreements, strategic alliance agreements, assignment agreements, research service agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements (collectively, the “License, Strategic Alliance, and Research Agreements”) are described in detail in the Company’s 2022 Form 10-K. While specific amounts will fluctuate from quarter to quarter based on clinical trials progress, advancement and completion of research studies and manufacturing projects, and other factors, the Company believes its overall activities regarding License, Strategic Alliance, and Research Agreements are materially consistent with those described in the 2022 Form 10-K, as supplemented by the discussion in the following paragraph.

In May 2023, the Company entered into initial agreements with Fortrea Inc. (“Fortrea”) to begin serving as the lead contract research organization (CRO) for the Company’s Phase 2 clinical trial for LP-300 and the Company’s Phase 1 clinical trial for LP-184. In July 2023, the Company entered into a clinical master services agreement and work orders with Fortrea regarding additional CRO services to be provided by Fortrea relating to the LP-300 Phase 2 trial and the LP-184 Phase 1 trial. The Company expects to make substantial payments over the next 18 to 24 months in connection with services provided by Fortrea as well as clinical trial site and other pass-through costs relating to the LP-300 Phase 2 trial and the LP-184 Phase 1 trial.

Amounts expensed with respect to Fortrea during the three and six months ended June 30, 2023, as well as accrued and payable amounts and prepaid expense amounts with respect to Fortrea at June 30, 2023, are included in the tables below relating to License, Strategic Alliance, and Research Agreements. In addition to the agreements with Fortrea and the specific agreements described in the 2022 Form 10-K, the Company has entered into, and will in the future enter into, other research and service provider agreements for the advancement of its product candidates and research and development efforts. The Company expects to pay additional amounts in future periods in connection with existing and future research and service provider agreements.

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the three and six months ended June 30, 2023 and 2022, respectively. These expensed amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amount Expensed for License, Strategic Alliance, and Research Agreements	$2,100,000	$1,931,000	$3,348,000	$3,789,000

Set forth below at June 30, 2023 and December 31, 2022, respectively, are (1) the approximate amounts accrued and payable under License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying condensed consolidated balance sheets.

	June 30,	December 31,
	2023	2022

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$1,155,000	$1,813,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$693,000	$1,595,000

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of June 30, 2023 and December 31, 2022. No revenue has been recognized from this grant through June 30, 2023.

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate are collaborating on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2022, the term of the Collaboration Agreement was extended to continue until March 31, 2023. The term of the Collaboration Agreement was recently extended until March 31, 2024. Leslie W. Kreis, Jr., a director of the Company until June 8, 2022, is also a director of Actuate. Certain affiliates of Bios Partners beneficially own greater than 10% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through June 30, 2023, no revenues have been recognized under the Collaboration Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. These shares do not have a readily determinable fair value, but will be adjusted for observable price changes, if any, in future periods. There were no adjustments to the carrying amount through June 30, 2023.

Note 5. Leases

The following provides balance sheet information related to leases as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Assets
Operating lease, right-of-use asset, net	$308,251	$47,687
Liabilities
Current portion of operating lease liabilities	$163,146	$52,890
Operating lease liabilities, net of current portion	150,713	-
Total operating lease liabilities	$313,859	$52,890

At June 30, 2023, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2023 (remaining six months)	$89,734
2024	184,532
2025	62,448
Total minimum lease payments	336,714
Less amount representing interest	(22,855)
Present value of future minimum lease payments	313,859
Less current portion of operating lease liabilities	(163,146)
Operating lease liabilities, net of current portion	$150,713

In April 2021, the Company entered into two operating leases for office space that commenced in May 2021. The lease terms were set to expire in April 2023, subject to automatic renewal on a month-to-month basis unless the Company provided three-months written notice to the landlord prior to initial expiration. In January 2023, the Company renewed one of the operating leases for an additional two years and notified the landlord of its intent not to renew the other lease. In January 2023, the Company also entered into two new leases that commenced in March 2023 and May 2023, respectively, and continue through April 2025. The new leases also renew automatically on a month-to-month basis unless the Company provides three-months written notice to the landlord prior to initial expiration. The exercise of lease renewal options is at our sole discretion and is assessed as to whether to include any renewals in the lease term at inception.

The following table provides a reconciliation for our operating right-of-use assets and operating lease liabilities:

	Operating	Operating
	Right-of- Use	Lease
	Assets	Liabilities
Balance at December 31, 2022	$47,687	$52,890
Remeasurement of operating lease right-of-use assets and operating lease liability	198,847	198,847
Operating right-of-use asset acquired through operating lease liability	141,989	141,989
Amortizations and reductions	(80,272)	(79,867)
Balance at June 30, 2023	$308,251	$313,859

Other supplemental information related to operating leases is as follows:

	As of June 30,
	2023	2022
Weighted average remaining term of operating leases (in years)	1.81	0.83
Weighted average discount rate of operating leases	7.36%	4.65%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the six months ended June 30, 2023 and 2022. In April 2023, the Company entered into a two-year lease for material storage and handling. The lease is cancellable with 45-days’ written notice. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

The components of lease expense were approximately as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$67,000	$39,000	$109,000	$78,000
Short-term lease cost	5,000	-	5,000	-
	$72,000	$39,000	$114,000	$78,000

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

During the three and six months ended June 30, 2023, the Company issued 12,000 shares of restricted common stock to consultants with a grant date fair value of approximately $63,000. Half of the shares of restricted stock are expected to vest in September 2023, with the remaining 6,000 shares expected to vest in December 2023.

As of June 30, 2023 and December 31, 2022, the Company had 25,000,000 authorized shares of Common Stock, of which 10,869,040 shares and 10,857,040 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

Warrants

During the three and six months ended June 30, 2022, the Company issued zero and 95,779 shares of common stock, respectively, relating to the cash exercise of warrants that were expiring. During the three and six months ended June 30, 2023, zero shares were issued relating to the exercise of warrants. The Company had warrants to purchase 177,998 shares of common stock outstanding and exercisable as of June 30, 2023 at a weighted average exercise price of $9.27 per share, and with expiration dates ranging from March 7, 2024 to June 10, 2025.

Options

The Company recorded stock-based compensation of approximately $392,000 and $726,000 related to stock options during the three and six months ended June 30, 2023, and approximately $290,000 and $557,000 related to stock options during the three and six months ended June 30, 2022, respectively. These amounts are allocated between general and administrative and research and development expenses in the accompanying condensed consolidated statements of operations.

The number of shares available under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (the “Plan”), was increased by 250,000 at the Company’s Annual Meeting of Stockholders on June 16, 2023. A summary of stock option activity under the Plan, during the six months ended June 30, 2023 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2022	1,037,591	$6.46
Granted	70,000	4.92
Cancelled or expired	(29,123)	10.00
Outstanding June 30, 2023	1,078,468	$6.26

Options were exercisable for 837,954 shares of Common Stock at June 30, 2023 at a weighted average exercise price of $6.24.

Note 7. Marketable Securities

At June 30, 2023, marketable securities consisted of the following:

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Government & Agency Securities	$4,772,979	$-	$(152,485)	$4,620,494
Corporate Bonds	9,592,757	59	(152,360)	9,440,456
Marketable Securities – Debt	14,365,736	59	(304,845)	14,060,950

Mutual Funds – Fixed Income	4,002,704	-	(327,955)	3,674,749
Mutual Funds – Alternative Investments	2,023,154	-	(233,055)	1,790,099
Marketable Securities – Mutual Funds	6,025,858	-	(561,010)	5,464,848
	$20,391,594	$59	$(865,855)	$19,525,798

The contractual maturities of the investments classified as Government & Agency Securities and Corporate Bonds are as follows:

As of
June 30, 2023
Due within one year	$12,021,718
Due in one to two years	2,039,232
Due in two to five years	-
$14,060,950

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of June 30, 2023
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government & Agency Securities	$1,936,160	$(34,938)	$2,684,334	$(117,547)
Corporate Bonds	5,286,378	(49,467)	3,858,200	(102,893)
Mutual Funds – Fixed Income	-	-	3,674,749	(327,955)
Mutual Funds – Alternative Investments	-	-	1,790,099	(233,055)
	$7,222,538	$(84,405)	$12,007,382	$(781,450)

We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of June 30, 2023, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of June 30, 2023 our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our mutual funds – alternative investments were valued using NAV, net asset value per share, under the practical expedient methodology.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1, Level 2 or NAV, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of June 30, 2023
Description	Total	Level 1	Level 2	Level 3	NAV*
Government & Agency Securities	$4,620,494	$-	$4,620,494	$-	$-
Corporate Bonds	9,440,456	-	9,440,456	-	-
Money Markets	10,000,000	10,000,000	-	-	-
Mutual Funds – Fixed Income	3,674,749	-	3,674,749	-	-
Mutual Funds – Alternative Investments	1,790,099	-	-	-	1,790,099
	$29,525,798	$10,000,000	$17,735,699	$-	$1,790,099

*	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

Note 9. Loss Per Share of Common Shares

Basic loss per share is derived by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period (excluding unvested shares of restricted common stock). Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock unless such effect is anti-dilutive. In calculating the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remained the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. Potentially dilutive securities outstanding that have been excluded from diluted loss per share due to being anti-dilutive include the following:

	Outstanding at June 30,
	2023	2022
Warrants to purchase Common Stock	177,998	177,998
Unvested restricted shares of common stock	12,000	-
Stock options	1,078,468	939,940
	1,268,466	1,117,938

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

Overview

We are a clinical stage biotechnology company, focused on leveraging artificial intelligence (“A.I.”), machine learning and biomarker data to streamline the drug development process and to identify the patients that will benefit from our targeted oncology therapies. Our portfolio of therapies consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 34 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

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

Our current portfolio consists of four compounds and an Antibody Drug Conjugate (ADC) program: three drug candidates in clinical phases, one in the pre-IND preclinical stage and our ADC program in research optimization. All of these drug candidates and our ADC program are leveraging precision oncology, A.I. and genomic driven approaches to accelerate and direct development efforts.

For two of our drug candidates in clinical development, LP-100 and LP-300, we are leveraging data from prior preclinical studies and clinical trials, along with insights generated from our A.I. platform, to target the types of tumors and patient groups we believe will be most responsive to the drug. Both LP-100 and LP-300 showed promise in important patient subgroups, but failed pivotal Phase III trials when the overall results did not meet the predefined clinical endpoints. We believe that this was due to a lack of biomarker-driven patient stratification. LP-300 has been studied in multiple randomized, controlled, multi-center non-small cell lung cancer, or NSCLC, trials that included administration of either paclitaxel and cisplatin and/or docetaxel and cisplatin, and we are currently conducting a targeted phase II trial (the Harmonic™ trial) for LP-300 in never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. LP-100 was previously out-licensed by us to Allarity Therapeutics A/S. In July 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for LP-100 from Allarity.

Additionally, we have one new drug candidate, LP-184, in clinical development for multiple potentially distinct indications where we are leveraging machine learning and genomic data to streamline the drug development process and to identify the patients and cancer subtypes that will best benefit from this candidate, if approved. A second new drug candidate, LP-284, is in pre-IND preclinical development, and has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. Subject to regulatory clearance to move forward under a future IND application, we are planning a Phase I clinical trial for LP-284 to begin later in 2023. Our ADC program is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds. In January 2023, we formed a wholly owned subsidiary, Starlight Therapeutics Inc. (“Starlight”), to develop drug candidate LP-184’s central nervous system (CNS) and brain cancer indications – including glioblastoma (GBM), brain metastases (brain mets.), and several rare pediatric CNS cancers. Following the formation of Starlight, we now refer to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $8,614,000 for each of the six months ended June 30, 2023 and 2022.

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

Components of Our Results of Operations

Revenues

We did not recognize revenues for the six month periods ended June 30, 2023 and 2022.

Expenses

Our research and development expenses by project category for the three and six months ended June 30, 2023 are as follows:

	Three Months	Six Months
	Ended June 30, 2023	Ended June 30, 2023
LP-300	$1,093,626	$1,727,563
LP-184	1,059,550	2,189,574
LP-100	33,766	65,025
LP-284	961,701	1,345,075
ADC Program	69,309	91,492
RADR® Platform	237,890	496,052
Other	102,375	196,383
Total research and development expenses	$3,558,217	$6,111,164

We expect that our research and development expenses will increase as we progress our clinical trials for LP-300 and LP-184, advance towards commencement of and conduct our clinical trial for LP-284, advance clinical development of LP-100, and advance our other programs and drug candidates. We expect this increase to include additional expenses associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

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

Summary Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative	$1,632,080	$1,405,998	$3,365,401	$2,812,158
Research and development	3,558,217	2,988,823	6,111,164	5,649,060
Total operating expenses	5,190,297	4,394,821	9,476,565	8,461,218
Loss from operations	(5,190,297)	(4,394,821)	(9,476,565)	(8,461,218)
Interest income	117,823	55,026	251,605	77,447
Other (income) expense, net	326,076	(152,591)	610,797	(230,389)
NET LOSS	$(4,746,398)	$(4,492,386)	$(8,614,163)	$(8,614,160)

Comparison of the Three Months Ended June 30, 2023 and 2022

General and Administrative Expenses

General and administrative expenses increased approximately $226,000, or 16%, from approximately $1,406,000 for the three months ended June 30, 2022 to approximately $1,632,000 for the three months ended June 30, 2023. The increase was primarily attributable to increases in payroll and compensation expenses of approximately $142,000, increases in other professional fees of approximately $81,000, increases in business development expenses of approximately $36,000, increases in travel expenses of approximately $35,000, increases in legal and patent related expenses of approximately $19,000 and increases in rent expenses of approximately $11,000. This was partially offset by decreases in corporate insurance expense of approximately $96,000.

Research and Development Expenses

Research and development expenses increased approximately $569,000, or 19%, from approximately $2,989,000 for the three months ended June 30, 2022 to approximately $3,558,000 for the three months ended June 30, 2023. The increase was primarily attributable to increases in research studies of approximately $596,000 and increases in payroll and compensation expenses of approximately $396,000. The above increases were partially offset by decreases in product candidate manufacturing expenses of approximately $400,000 and decreases in consulting expenses of approximately $25,000.

Interest and Other Income (Expense) Net

Interest income increased approximately $63,000 from approximately $55,000 for the three months ended June 30, 2022 to approximately $118,000 for the three months ended June 30, 2023. Other income (expense), net increased approximately $479,000 from a loss of approximately $153,000 for the three months ended June 30, 2022 to a gain of approximately $326,000 for the three months ended June 30, 2023. This increase was primarily attributable to increases in dividend income of approximately $168,000, increases in unrealized gains on investments of approximately $150,000, increases of approximately $109,000 in research and development tax incentives related to our Australia subsidiary, and decreases in foreign currency losses of approximately $52,000.

Comparison of the Six Months Ended June 30, 2023 and 2022

General and Administrative Expenses

General and administrative expenses increased approximately $553,000, or 20%, from approximately $2,812,000 for the six months ended June 30, 2022 to approximately $3,365,000 for the six months ended June 30, 2023. The increase was primarily attributable to increases in payroll and compensation expenses of approximately $337,000, increases in other professional fees of approximately $273,000, increases in travel expenses of approximately $79,000, increases in business development expenses of approximately $50,000 and increases in office and administrative expenses of approximately $31,000. This was partially offset by decreases in corporate insurance expense of approximately $181,000 and decreases in patent and legal expenses of approximately $38,000.

Research and Development Expenses

Research and development expenses increased approximately $462,000, or 8%, from approximately $5,649,000 for the six months ended June 30, 2022 to approximately $6,111,000 for the six months ended June 30, 2023. The increase was primarily attributable to increases in research studies of approximately $1,310,000 and increases in payroll and compensation expenses of approximately $695,000. The above increases were partially offset by decreases in product and manufacturing expenses of approximately $1,040,000, decreases in consulting expenses of approximately $45,000, and a decrease of approximately $458,000 related to an escrow payment released to Allarity under the Allarity Asset Purchase Agreement during the six months ended June 30, 2022, which payment was a nonrecurring expense.

Interest and Other Income (Expense) Net

Interest income increased approximately $174,000 from approximately $77,000 for the six months ended June 30, 2022 to approximately $252,000 for the six months ended June 30, 2023. Other income (expense), net increased approximately $841,000 from a loss of approximately $230,000 for the six months ended June 30, 2022 to a gain of approximately $611,000 for the six months ended June 30, 2023. This increase was primarily attributable to increases in dividend income of approximately $248,000, increases in unrealized gains on investments of approximately $357,000 and increases of approximately $245,000 in research and development tax incentives related to our Australia subsidiary, which were partially offset by increases in foreign currency losses of approximately $9,000.

Liquidity and Capital Resources

We incurred net losses of approximately $8,614,000 for each of the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had working capital of approximately $48,026,000 and as of December 31, 2022 we had working capital of approximately $55,924,000.

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

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $28,423,000 and $37,202,000, respectively. Based on our anticipated expenditures and capital commitments as of the date of this report, we believe that our existing cash and cash equivalents as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report. As of June 30, 2023 and December 31, 2022, we had marketable securities of approximately $19,526,000 and $17,994,000, respectively.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Six Months ended June 30,
	2023	2022
	(Unaudited)
Net cash flows used in operating activities	$(7,349,087)	$(6,060,364)
Net cash flows used in investing activities	(1,418,120)	(349,229)
Net cash flows used in financing activities	-	(2,182,498)
Effect of foreign exchange rates on cash	(11,409)	(28,156)
Net decrease in cash, cash equivalents and restricted cash	$(8,778,616)	$(8,620,247)

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was approximately $7,349,000 compared to approximately $6,060,000 for the six months ended June 30, 2022. The increase in net cash used in operating activities was primarily the result of increases in accounts payable and accrued expense balances during the six months ended June 30, 2022, which reduced the net cash used in operating activities for the six months ended June 30, 2022.

Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was approximately $1,418,000 compared to $349,000 of net cash used in investing activities for the six months ended June 30, 2022. The increase in cash used in investing activities is primarily related to a higher level of purchases of marketable securities during the six months ended June 30, 2023.

Financing Activities

Net cash used in financing activities was approximately $2,183,000 during the six months ended June 30, 2022, attributable primarily to repurchases of shares pursuant to the Company’s share repurchase program. No cash was used in financing activities during the six months ended June 30, 2023.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we continue our clinical trials of LP-300 and LP-184, commence and advance our clinical testing of LP-284, advance clinical development of LP-100, pursue development of our other drug candidates, and seek potential future marketing approval for our drug candidates which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license and grant revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the six months ended June 30, 2023.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of June 30, 2023 and December 31, 2022.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $38,000 and $6,000 for the six months ended June 30, 2023 and 2022, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

As a Smaller Reporting Company we are exempted from the requirements of Item 1A.

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 17, 2020

3.2	By-Laws	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed April 16, 2020

10.1	Amendment to Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan	Incorporated by reference from Exhibit A to Registrant’s Definitive Proxy Statement filed April 28, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

101.INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: August 9, 2023	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: August 9, 2023	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

