Form 10-Q
period 2023-09-30
Lantern Pharma Inc.
filed 2023-11-08
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023 the registrant had 10,869,040 shares of common stock, $0.0001 par value per share outstanding.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$25,571,728	$37,201,786
Restricted cash	-	541,180
Marketable securities	19,353,852	17,994,299
Prepaid expenses and other current assets	2,500,401	2,985,472
Total current assets	47,425,981	58,722,737

Property and equipment, net	51,021	48,008
Operating lease right-of-use assets	268,637	47,687
Other assets	25,869	17,889

TOTAL ASSETS	$47,771,508	$58,836,321

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,085,299	$2,745,407
Operating lease liabilities, current	168,013	52,890
Total current liabilities	2,253,312	2,798,297

Operating lease liabilities, net of current portion	106,516	-

TOTAL LIABILITIES	2,359,828	2,798,297

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at September 30, 2023 and December 31, 2022; $.0001 par value) (Zero shares issued and outstanding at September 30, 2023 and December 31, 2022)	-	-
Common Stock (25,000,000 authorized at September 30, 2023 and December 31, 2022; $.0001 par value) (10,869,040 shares and 10,857,040 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	1,087	1,086
Additional paid-in capital	96,607,868	95,691,194
Accumulated other comprehensive loss	(138,792)	(371,386)
Accumulated deficit	(51,058,483)	(39,282,870)
Total stockholders’ equity	45,411,680	56,038,024

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,771,508	$58,836,321

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative	$1,313,727	$1,442,961	$4,679,128	$4,255,119
Research and development	2,209,894	702,296	8,321,058	6,351,356
Total operating expenses	3,523,621	2,145,257	13,000,186	10,606,475
Loss from operations	(3,523,621)	(2,145,257)	(13,000,186)	(10,606,475)
Interest income	246,394	52,224	497,999	129,671
Other (expense) income, net	115,777	(171,648)	726,574	(402,037)

NET LOSS	$(3,161,450)	$(2,264,681)	$(11,775,613)	$(10,878,841)

Net loss per share of common shares, basic and diluted	$(0.29)	$(0.21)	$(1.08)	$(1.00)

Weighted-average number of common shares outstanding, basic and diluted	10,857,366	10,838,888	10,857,150	10,848,402

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

NET LOSS	$(3,161,450)	$(2,264,681)	$(11,775,613)	$(10,878,841)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	81,004	(118,572)	165,540	(394,843)
Unrealized gain on foreign currency translation	42,041	32,018	67,054	52,497
Other comprehensive income (loss)	123,045	(86,554)	232,594	(342,346)
Comprehensive loss	$(3,038,405)	$(2,351,235)	$(11,543,019)	$(11,221,187)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock Number	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	of Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Three and Nine Months Ended September 30, 2022
Balance, December 31, 2021	-	$-	11,088,835	$1,109	$96,685,924	$(92,689)	$(25,022,924)	$71,571,420
Common stock issued from warrant and option exercises	-	-	95,779	10	299,778	-	-	299,788
Stock-based compensation	-	-	-	-	267,004	-	-	267,004
Share repurchases	-	-	(353,667)	(36)	(2,482,250)	-	-	(2,482,286)
Net loss	-	-	-	-	-	-	(4,121,774)	(4,121,774)
Other comprehensive loss	-	-	-	-	-	(218,780)	-	(218,780)
Balance, March 31, 2022	-	-	10,830,947	1,083	94,770,456	(311,469)	(29,144,698)	65,315,372

Stock-based compensation	-	-	-	-	289,533	-	-	289,533
Net loss	-	-	-	-	-	-	(4,492,386)	(4,492,386)
Other comprehensive loss	-	-	-	-	-	(37,012)	-	(37,012)
Balance, June 30, 2022	-	-	10,830,947	1,083	$95,059,989	(348,481)	(33,637,084)	61,075,507

Common stock issued from option exercises	-	-	26,093	3	(3)	-	-	-
Stock-based compensation	-	-	-	-	301,113	-	-	301,113
Net loss	-	-	-	-	-	-	(2,264,681)	(2,264,681)
Other comprehensive loss	-	-	-	-	-	(86,554)	-	(86,554)
Balance, September 30, 2022	-	$-	10,857,040	$1,086	$95,361,099	$(435,035)	$(35,901,765)	$59,025,385

	Preferred Stock Number of	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Three and Nine Months Ended September 30, 2023
Balance, December 31, 2022	-	$-	10,857,040	$1,086	$95,691,194	$(371,386)	$(39,282,870)	$56,038,024
Stock-based compensation	-	-	-		333,530	-	-	333,530
Net loss	-	-	-		-	-	(3,867,765)	(3,867,765)
Other comprehensive gain	-	-	-		-	71,709	-	71,709
Balance, March 31, 2023	-	-	10,857,040	1,086	96,024,724	(299,677)	(43,150,635)	52,575,498

Stock-based compensation	-	-	-	-	392,390	-	-	392,390
Issuance of restricted common stock awards	-	-	12,000	1	(1)	-	-	-
Net loss	-	-	-	-	-	-	(4,746,398)	(4,746,398)
Other comprehensive gain	-	-	-	-	-	37,840	-	37,840

Balance, June 30, 2023	-	-	10,869,040	1,087	96,417,113	(261,837)	(47,897,033)	48,259,330

Stock-based compensation	-	-	-	-	190,755	-	-	190,755
Net loss	-	-	-	-	-	-	(3,161,450)	(3,161,450)
Other comprehensive gain	-	-	-	-	-	123,045	-	123,045

Balance, September 30, 2023	-	$-	10,869,040	$1,087	$96,607,868	$(138,792)	$(51,058,483)	$45,411,680

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,775,613)	$(10,878,841)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	10,640	7,321
Non-cash lease adjustments	119,886	108,451
Stock-based compensation	916,675	857,650
Amortization (accretion) of investment premiums (discount)	(115,395)	87,211
Foreign currency remeasurement loss	129,686	158,703
Realized loss on redemptions of marketable securities	76,820	76,326
Unrealized loss on investment securities	17,300	476,751
Changes in assets and liabilities:
Prepaid expenses and other current assets	442,076	(1,759,848)
Accounts payable and accrued expenses	(656,096)	885,998
Operating lease liabilities	(119,197)	(118,351)
Other assets	(7,980)	-
Net cash flows used in operating activities	(10,961,198)	(10,098,629)

INVESTING ACTIVITIES
Purchase of property and equipment	(13,653)	(20,889)
Purchases of marketable securities	(6,640,738)	(3,322,386)
Redemptions of marketable securities	5,468,000	2,919,682
Net cash flows used in investing activities	(1,186,391)	(423,593)

FINANCING ACTIVITIES
Repurchase of shares including commissions	-	(2,482,286)
Proceeds from stock option and warrant exercises	-	299,788
Net cash flows used in financing activities	-	(2,182,498)

Effect of foreign exchange rates on cash	(23,649)	(20,508)

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE PERIOD	(12,171,238)	(12,725,228)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	37,742,966	52,524,295

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$25,571,728	$39,799,067

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$25,571,728	$39,257,887
Restricted cash	-	541,180
CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$25,571,728	$39,799,067

Non-cash investing and financing activities
Operating lease right-of-use asset acquired through operating lease liability	$141,989	$-
Remeasurement of operating lease right-of-use asset and operating lease liability	198,847	-
Unrealized gain (loss) on debt securities	165,540	(394,843)

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR® platform. This now includes three lead drug candidates and an Antibody Drug Conjugate (ADC) program directed towards eleven disclosed therapeutic targets:

●	LP-300 (Tavocept), which we are currently advancing in a Phase II clinical trial, the Harmonic™ trial, focused on never smokers with advanced non-small cell lung cancer;

●	LP-184, which we are advancing in a recently launched phase I clinical trial, and has potential for treatment of solid tumors including pancreatic, breast, bladder, and lung cancers, and glioblastoma and other CNS cancers. Following the formation of Starlight, the Company now refers to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”;

●	LP-284, the stereoisomer (enantiomer) of LP-184, is advancing in a recently launched phase I clinical trial, and has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184; and

●	Our ADC program is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds.

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

Note 2. Liquidity

The Company incurred a net loss of approximately $11,776,000 and $10,879,000 during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had working capital of approximately $45,173,000. The Company has received funding in the form of periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash and cash equivalents as of September 30, 2023, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this quarterly report.

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

Our marketable securities have had and may in the future have their market value fluctuate due to rises or falls in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are federally insured. Interest bearing and non-interest bearing accounts we hold at these banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Substantially all of our cash balances held at banking institutions at September 30, 2023 are in excess of FDIC coverage.

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

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with a short-term maturity of 3 months or less to be cash equivalents. Cash equivalents at September 30, 2023 and December 31, 2022 were approximately $24,281,000 and $1,271,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s consolidated balance sheets.

Restricted Cash

The Company considers cash held in escrow for the purposes of contractual contingencies to be restricted cash. All of the restricted cash at December 31, 2022 relates to escrow amounts paid in connection with the Asset Purchase Agreement entered into by the Company and Allarity Therapeutics in July 2021 (See Note 4). The escrow period under the Asset Purchase Agreement ended in July 2023, and the remaining escrow funds were distributed from escrow to the Company in August 2023.

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

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, and mutual funds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” or “Accumulated other comprehensive loss” on the condensed consolidated balance sheets until realized. Interest is reported within “Interest income” and dividend income is reported within “Other income (expense), net” on the condensed consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in “Other income (expense), net” on the condensed consolidated statements of operations, and any remaining unrealized losses are included in “Accumulated other comprehensive loss” on the condensed consolidated balance sheets. There were no credit losses recorded for the three and nine months ended September 30, 2023 and 2022. There was no impairment charge for any unrealized losses for the three and nine months ended September 30, 2023 and 2022. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in “Other income (expense), net” on the condensed consolidated statements of operations.

Recent Accounting Pronouncements

The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

In May 2023, the Company entered into initial agreements with Fortrea Inc. (“Fortrea”) to begin serving as the lead contract research organization (CRO) for the Company’s Phase 2 clinical trial for LP-300 and the Company’s Phase 1 clinical trial for LP-184. In July 2023, the Company entered into a clinical master services agreement and work orders with Fortrea regarding additional CRO services to be provided by Fortrea relating to the LP-300 Phase 2 trial and the LP-184 Phase 1 trial. The Company expects to make substantial payments for services to be provided over the next 18 to 24 months in connection with services provided by Fortrea as well as clinical trial site and other pass-through costs relating to the LP-300 Phase 2 trial and the LP-184 Phase 1 trial.

Amounts expensed with respect to Fortrea during the three and nine months ended September 30, 2023, as well as accrued and payable amounts and prepaid expense amounts with respect to Fortrea at September 30, 2023, are included in the tables below relating to License, Strategic Alliance, and Research Agreements. In addition to the agreements with Fortrea and the specific agreements described in the 2022 Form 10-K, the Company has entered into, and will in the future enter into, other research and service provider agreements for the advancement of its product candidates and research and development efforts. The Company expects to pay additional amounts in future periods in connection with existing and future research and service provider agreements.

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the three and nine months ended September 30, 2023 and 2022, respectively. These expensed amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
Amount Expensed for License, Strategic Alliance, and Research Agreements	$669,000	$(25,000	)*	$4,017,000	$3,764,000	*

*	Amounts expensed for License, Strategic Alliance, and Research Agreements during the three and nine months ended September 30, 2022 were reduced by $935,000 as a result of a payment we received in July 2022 from one of our service providers in connection with the resolution of a difference of views regarding the service provider agreement. This payment received by us offset other expenses for License, Strategic Alliance, and Research Agreements during these periods.

Set forth below at September 30, 2023 and December 31, 2022, respectively, are (1) the approximate amounts accrued and payable under License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying condensed consolidated balance sheets.

	September 30,	December 31,
	2023	2022

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$516,000	$1,813,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$797,000	$1,595,000

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of September 30, 2023 and December 31, 2022. No revenue has been recognized from this grant through September 30, 2023.

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate are collaborating on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2022, the term of the Collaboration Agreement was extended to continue until March 31, 2023. The term of the Collaboration Agreement was recently extended until March 31, 2024. Leslie W. Kreis, Jr., a director of the Company until June 8, 2022, is also a director of Actuate. Certain affiliates of Bios Partners beneficially own greater than 10% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through September 30, 2023, no revenues have been recognized under the Collaboration Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. These shares do not have a readily determinable fair value, but will be adjusted for observable price changes, if any, in future periods. There were no adjustments to the carrying amount through September 30, 2023.

Note 5. Leases

The following provides balance sheet information related to leases as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Assets
Operating lease, right-of-use asset, net	$268,637	$47,687
Liabilities
Current portion of operating lease liabilities	$168,013	$52,890
Operating lease liabilities, net of current portion	106,516	-
Total operating lease liabilities	$274,529	$52,890

At September 30, 2023, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2023 (remaining three months)	$44,867
2024	184,532
2025	62,448
Total minimum lease payments	291,847
Less amount representing interest	17,318
Present value of future minimum lease payments	274,529
Less current portion of operating lease liabilities	168,013
Operating lease liabilities, net of current portion	$106,516

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

The following table provides a reconciliation for our operating right-of-use assets and operating lease liabilities:

	Operating	Operating
	Right-of- Use	Lease
	Assets	Liabilities
Balance at December 31, 2022	$47,687	$52,890
Remeasurement of operating lease right-of-use assets and operating lease liability	198,847	198,847
Operating right-of-use asset acquired through operating lease liability	141,989	141,989
Amortizations and reductions	(119,886)	(119,197)
Balance at September 30, 2023	$268,637	$274,529

Other supplemental information related to operating leases is as follows:

	As of September 30,
	2023	2022
Weighted average remaining term of operating leases (in years)	1.58	0.58
Weighted average discount rate of operating leases	7.36%	4.65%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the nine months ended September 30, 2023 and 2022. In April 2023, the Company entered into a two-year lease for material storage and handling. The lease is cancellable with 45-days’ written notice. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

The components of lease expense were approximately as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$45,000	$30,000	$154,000	$108,000
Short-term lease cost	4,000	-	9,000	-
	$49,000	$30,000	$163,000	$108,000

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

During the three and nine months ended September 30, 2022 the Company issued zero and 95,779 shares of common stock, respectively, relating to the cash exercise of warrants for total proceeds of approximately $300,000. All of such warrants were exercisable at an exercise price of $3.13 per share of common stock.

During the nine months ended September 30, 2023, the Company issued 12,000 shares of restricted common stock to consultants with a grant date fair value of approximately $63,000. Half of the shares of restricted stock vested in September 2023, with the remaining 6,000 shares expected to vest in December 2023. During the three and nine months ended September 30, 2023, the Company expensed approximately $32,000 related to restricted stock, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2023 and December 31, 2022, the Company had 25,000,000 authorized shares of Common Stock, of which 10,869,040 shares and 10,857,040 shares were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

Warrants

During the three and nine months ended September 30, 2022, the Company issued zero and 95,779 shares of common stock, respectively, relating to the cash exercise of warrants that were expiring. During the three and nine months ended September 30, 2023, zero shares were issued relating to the exercise of warrants. The Company had warrants to purchase 177,998 shares of common stock outstanding and exercisable as of September 30, 2023 at a weighted average exercise price of $9.27 per share, and with expiration dates ranging from March 7, 2024 to June 10, 2025.

Options

The number of shares available under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (the “Plan”), was increased by 250,000 at the Company’s Annual Meeting of Stockholders on June 16, 2023. A summary of stock option activity under the Plan, during the nine months ended September 30, 2023 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2022	1,037,591	$6.46
Granted	86,000	4.70
Cancelled or expired	(62,883)	8.17
Outstanding September 30, 2023	1,060,708	$6.21

Options were exercisable for 860,004 shares of Common Stock at September 30, 2023 at a weighted average exercise price of $6.23.

Stock-based compensation was as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative	$95,189	$160,233	$540,260	$482,609
Research and development	95,566	140,880	376,415	375,041
Total stock-based compensation	$190,755	$301,113	$916,675	$857,650

Note 7. Marketable Securities

At September 30, 2023, marketable securities consisted of the following:

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Government & Agency Securities	$5,222,815	$112	$(118,462)	$5,104,465
Corporate Bonds	8,919,318	-	(105,431)	8,813,887
Marketable Securities – Debt	14,142,133	112	(223,893)	13,918,352

Mutual Funds – Fixed Income	4,002,704	-	(330,004)	3,672,700
Mutual Funds – Alternative Investments	2,023,154	-	(260,354)	1,762,800
Marketable Securities – Mutual Funds	6,025,858	-	(590,358)	5,435,500
	$20,167,991	$112	$(814,251)	$19,353,852

The contractual maturities of the investments classified as Government & Agency Securities and Corporate Bonds are as follows:

As of
September 30, 2023
Due within one year	$12,160,543
Due in one to two years	1,757,809
$13,918,352

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of September 30, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of September 30, 2023
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government & Agency Securities	$939,777	$(1,433)	$3,664,908	$(117,029)
Corporate Bonds	4,489,808	(19,502)	4,324,079	(85,929)
Mutual Funds – Fixed Income	-	-	3,672,700	(330,004)
Mutual Funds – Alternative Investments	-	-	1,762,800	(260,354)
	$5,429,585	$(20,935)	$13,424,487	$(793,316)

We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of September 30, 2023, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

The fair values of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature.

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of September 30, 2023 our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our mutual funds – alternative investments were valued using NAV, net asset value per share, under the practical expedient methodology.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1, Level 2 or NAV, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of September 30, 2023
Description	Total	Level 1	Level 2	Level 3	NAV*
Government & Agency Securities	$5,104,465	$-	$5,104,465	$-	$-
Corporate Bonds	8,813,887	-	8,813,887	-	-
Money Markets	10,120,860	10,120,860	-	-	-
Mutual Funds – Fixed Income	3,672,700	-	3,672,700	-	-
Mutual Funds – Alternative Investments	1,762,800	-	-	-	1,762,800
	$29,474,712	$10,120,860	$17,591,052	$-	$1,762,800

*	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

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

	Outstanding at September 30,
	2023	2022
Warrants to purchase Common Stock	177,998	177,998
Unvested restricted shares of common stock	6,000	-
Stock options	1,060,708	1,000,953
	1,244,706	1,178,951

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

Overview

We are a clinical stage biotechnology company, focused on leveraging artificial intelligence (“A.I.”), machine learning and biomarker data to streamline the drug development process and to identify the patients that will benefit from our targeted oncology therapies. Our portfolio of therapies consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 36 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

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

Our current portfolio includes three lead drug candidates and an Antibody Drug Conjugate (ADC) program: three lead drug candidates in clinical phases and our ADC program in preclinical research optimization. All of these drug candidates and our ADC program are leveraging precision oncology, A.I. and genomic driven approaches to accelerate and direct development efforts.

In addition to our lead drug candidates, we also have an additional drug candidate, LP-100, that we believe has potential for future development in combination with the class of anticancer agents known as PARP inhibitors (PARPi). For LP-100, as well as our lead drug candidate LP-300, we are leveraging data from prior preclinical studies and clinical trials, along with insights generated from our A.I. platform, to target the types of tumors and patient groups we believe will be most responsive to the drug. Both LP-100 and LP-300 showed promise in important patient subgroups, but failed pivotal Phase III trials when the overall results did not meet the predefined clinical endpoints. We believe that this was due to a lack of biomarker-driven patient stratification.

LP-300 has been studied in multiple randomized, controlled, multi-center non-small cell lung cancer, or NSCLC, trials that included administration of either paclitaxel and cisplatin and/or docetaxel and cisplatin, and we are currently conducting a targeted phase II trial (the Harmonic™ trial) for LP-300 in never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. LP-100 has previously been in a genomic signature guided phase 2 clinical trial in Denmark for patients with metastatic castration resistant prostate cancer (mCRPC). 9 patients (out of a targeted enrollment of 27) were treated in the trial. The median overall survival (OS) for the initial group of 9 patients was approximately 12.5 months, which is an improvement over other similar fourth-line treatment regimens for mCRPC. Based on our evaluation of the synergies of LP-100 with PARP inhibitors, the decision was made earlier this year to close the phase 2 clinical trial in Denmark, to allow the focus of LP-100-directed resources on positioning the molecule for development in earlier lines of therapy with potentially larger market opportunities. LP-100 was previously out-licensed by us to Allarity Therapeutics A/S. In July 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for LP-100 from Allarity.

We also have one new drug candidate, LP-184, in clinical development for multiple potentially distinct indications where we are leveraging machine learning and genomic data to streamline the drug development process and to identify the patients and cancer subtypes that will best benefit from this candidate, if approved. A second new lead drug candidate, LP-284, is in clinical development, and has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. Both LP-184 and LP-284 are advancing in Phase I clinical trials that commenced earlier this year. Our ADC program is aimed at identifying targeted or therapeutic antibodies to conjugate with selected compounds. In January 2023, we formed a wholly owned subsidiary, Starlight Therapeutics Inc. (“Starlight”), to develop drug candidate LP-184’s central nervous system (CNS) and brain cancer indications – including glioblastoma (GBM), brain metastases (brain mets.), and several rare pediatric CNS cancers. Following the formation of Starlight, we now refer to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $11,776,000 and $10,879,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

Components of Our Results of Operations

Revenues

We did not recognize revenues for the nine month periods ended September 30, 2023 and 2022.

Expenses

Our research and development expenses by project category for the three and nine months ended September 30, 2023 are as follows:

	Three Months	Nine Months
	Ended September 30, 2023	Ended September 30, 2023
LP-300	$609,734	$2,337,297
LP-184	738,147	2,927,721
LP-284	355,424	1,700,499
LP-100	40,989	106,015
ADC Program	99,301	190,793
RADR® Platform	253,902	749,955
Other	112,397	308,778
Total research and development expenses	$2,209,894	$8,321,058

We expect that our research and development expenses will increase as we progress our clinical trials for LP-300, LP-184, and LP-284, and advance our other drug candidates and programs. We expect this increase to include additional expenses associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of LP-300, LP-184, LP-284 or our other drug candidates. We may never succeed in achieving regulatory approval for LP-300, LP-184, LP-284, or any of our other drug candidates. The duration, costs and timing of clinical trials and development of our drug candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each drug candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

Summary Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative	$1,313,727	$1,442,961	$4,679,128	$4,255,119
Research and development	2,209,894	702,296	8,321,058	6,351,356
Total operating expenses	3,523,621	2,145,257	13,000,186	10,606,475
Loss from operations	(3,523,621)	(2,145,257)	(13,000,186)	(10,606,475)
Interest income	246,394	52,224	497,999	129,671
Other (expense) income, net	115,777	(171,648)	726,574	(402,037)
NET LOSS	$(3,161,450)	$(2,264,681)	$(11,775,613)	$(10,878,841)

Comparison of the Three Months Ended September 30, 2023 and 2022

General and Administrative Expenses

General and administrative expenses decreased approximately $129,000, or 9%, from approximately $1,443,000 for the three months ended September 30, 2022 to approximately $1,314,000 for the three months ended September 30, 2023. The decrease was primarily attributable to decreases in corporate insurance expense of approximately $115,000, decreases in office and administrative expenses of $49,000, decreases in payroll and compensation expenses of approximately $41,000 and decreases in legal expenses of $23,000. This was partially offset by increases in other professional fees of approximately $62,000 and increases in travel expenses of approximately $34,000.

Research and Development Expenses

Research and development expenses increased approximately $1,508,000, or 215%, from approximately $702,000 for the three months ended September 30, 2022 to approximately $2,210,000 for the three months ended September 30, 2023. A substantial portion of the increase is related to a $935,000 payment received from a service provider in July 2022 to resolve a difference of views in the service provider agreement, which reduced our research and development expenses during the three months ended September 30, 2022. The increase was also attributable to increases in product candidate manufacturing expenses of approximately $753,000, increases in research studies of approximately $354,000, increases in payroll and compensation expenses of approximately $281,000 and increases in consulting expenses of approximately $120,000.

Interest and Other Income (Expense) Net

Interest income increased approximately $194,000 from approximately $52,000 for the three months ended September 30, 2022 to approximately $246,000 for the three months ended September 30, 2023. Other income (expense), net increased approximately $288,000 from a loss of approximately $172,000 for the three months ended September 30, 2022 to a gain of approximately $116,000 for the three months ended September 30, 2023. This increase was primarily attributable to increases in dividend income of approximately $152,000, increases in unrealized gains on investments of approximately $102,000, increases of approximately $18,000 in research and development tax incentives related to our Australia subsidiary, and decreases in foreign currency losses of approximately $16,000.

Comparison of the Nine Months Ended September 30, 2023 and 2022

General and Administrative Expenses

General and administrative expenses increased approximately $424,000, or 10%, from approximately $4,255,000 for the nine months ended September 30, 2022 to approximately $4,679,000 for the nine months ended September 30, 2023. The increase was primarily attributable to increases in other professional fees of approximately $335,000, increases in payroll and compensation expenses of approximately $296,000, increases in travel expenses of approximately $113,000, increases in business development expenses of approximately $41,000 and increases in rent expenses of approximately $28,000. This was partially offset by decreases in corporate insurance expense of approximately $296,000, decreases in legal expenses of approximately $61,000, and decreases in office and other administrative expenses of $36,000.

Research and Development Expenses

Research and development expenses increased approximately $1,970,000, or 31%, from approximately $6,351,000 for the nine months ended September 30, 2022 to approximately $8,321,000 for the nine months ended September 30, 2023. A substantial portion of the increase is related to a $935,000 payment received from a service provider in July 2022 to resolve a difference of views in the service provider agreement, which reduced our research and development expenses during the nine months ended September 30, 2022. The increase was also attributable to increases in research studies of approximately $1,664,000, increases in payroll and compensation expenses of approximately $976,000 and increases in consulting expenses of approximately $76,000. The above increases were partially offset by decreases in product and manufacturing expenses of approximately $288,000 and a decrease of approximately $458,000 related to an escrow payment released to Allarity under the Allarity Asset Purchase Agreement during the nine months ended September 30, 2022, which payment was a nonrecurring expense.

Interest and Other Income (Expense) Net

Interest income increased approximately $368,000 from approximately $130,000 for the nine months ended September 30, 2022 to approximately $498,000 for the nine months ended September 30, 2023. Other income (expense), net increased approximately $1,129,000 from a loss of approximately $402,000 for the nine months ended September 30, 2022 to a gain of approximately $727,000 for the nine months ended September 30, 2023. This increase was primarily attributable to increases in unrealized gains on investments of approximately $459,000, increases in dividend income of approximately $399,000, increases of approximately $263,000 in research and development tax incentives related to our Australia subsidiary and decreases in foreign currency losses of approximately $7,000.

Liquidity and Capital Resources

We incurred net losses of approximately $11,776,000 and $10,879,000 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had working capital of approximately $45,173,000 and as of December 31, 2022 we had working capital of approximately $55,924,000.

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

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $25,572,000 and $37,202,000, respectively. Based on our anticipated expenditures and capital commitments as of the date of this report, we believe that our existing cash and cash equivalents as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report. As of September 30, 2023 and December 31, 2022, we had marketable securities of approximately $19,354,000 and $17,994,000, respectively.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Nine Months ended September 30,
	2023	2022
	(Unaudited)
Net cash flows used in operating activities	$(10,961,198)	$(10,098,629)
Net cash flows used in investing activities	(1,186,391)	(423,593)
Net cash flows used in financing activities	-	(2,182,498)
Effect of foreign exchange rates on cash	(23,649)	(20,508)
Net decrease in cash, cash equivalents and restricted cash	$(12,171,238)	$(12,725,228)

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was approximately $10,961,000 compared to approximately $10,099,000 for the nine months ended September 30, 2022. The increase in net cash used in operating activities was primarily due to the increase in the net loss for the nine months ended September 30, 2023, including cash used to reduce accounts payable and accrued expenses during the nine months ended September 30, 2023.

Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was approximately $1,186,000 compared to $424,000 of net cash used in investing activities for the nine months ended September 30, 2022. The increase in cash used in investing activities is primarily related to a higher level of purchases of marketable securities during the nine months ended September 30, 2023.

Financing Activities

Net cash used in financing activities was approximately $2,182,000 during the nine months ended September 30, 2022, attributable primarily to repurchases of shares pursuant to the Company’s share repurchase program. No cash was used in financing activities during the nine months ended September 30, 2023.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we continue our clinical trials for LP-300, LP-184 and LP-284, advance our other drug candidates and programs, and seek potential future marketing approval for our drug candidates, which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license and grant revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

We expect that we will need to obtain substantial additional funding in order to complete our clinical trials. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of LP-300, LP-184, LP-284, and/or our other drug candidates and programs, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to LP-300, LP-184, LP-284, and/or other drug candidates and programs that we otherwise would seek to develop or commercialize ourselves.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the nine months ended September 30, 2023.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of September 30, 2023 and December 31, 2022.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $130,000 and $159,000 for the nine months ended September 30, 2023 and 2022, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lantern Pharma Inc.,

A Delaware Corporation

Dated: November 8, 2023	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: November 8, 2023	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

