Form 10-K
period 2023-12-31
Lantern Pharma Inc.
filed 2024-03-18
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $52,565,860.

As of March 5, 2024, the registrant had 10,741,324 shares of common stock, $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2023 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future preclinical studies and clinical trials, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “model,” “objective,” “aim,” “upcoming,” “should,” ‘will,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to the following:

●	We have a limited operating history and have never generated any revenues other than from research grants, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

●	We have limited experience in drug discovery and drug development and may not receive regulatory approval to market our drug candidates.

●	Our business strategy to rescue previously failed drug candidates may not be successful, and important issues relating to safety and efficacy remain to be resolved for all of our drug candidates. Our strategy also involves risks and uncertainties that differ from other biotechnology companies that focus solely on new drug candidates that do not have a history of failed clinical trials.

●	We may depend on enrollment of patients with specific genomic or biomarker signatures in our clinical trials in order for us to continue development of our drug candidates. If we are unable to enroll patients with specific genomic or biomarker signatures in our clinical trials, our research, development and commercialization efforts could be adversely affected.

●	Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

●	Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

●	Our RADR® platform may fail to help us discover and develop additional potential drug candidates.

●	Any failure by us to comply with existing regulations could harm our reputation and operating results.

●	Our inability to obtain and retain sufficient clinical trial liability insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit our ability to conduct clinical trials for drug candidates we develop.

●	Even if we are successful in completing all preclinical studies and clinical trials, we may not be successful in commercializing one or more of our drug candidates.

●	If our drugs do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

●	Failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad.

●	Any drug candidate that we obtain marketing approval for could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drugs, when and if any of them are approved.

iv

●	Even if we obtain regulatory approvals to commercialize LP-300, LP-184, LP-284 or our other drug candidates, our drug candidates may not be accepted by physicians or the medical community in general.

●	Healthcare reform measures could hinder or prevent our drug candidates’ commercial success.

●	Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our drug candidates, and we intend to rely on third parties to produce commercial supplies of any approved drug candidate. Therefore, our development of our drugs could be stopped or delayed, and our commercialization of any future drug could be stopped or delayed or made less profitable if third party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug products in sufficient quantities or at acceptable prices.

●	We, or third-party manufacturers on whom we rely, may be unable to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing approved drugs, if any.

●	We have obtained statistical data, market data and other industry data and forecasts used throughout this report from market research, publicly available information and industry publications which we believe are reliable but have not been verified by any third party.

●	We or our licensors may become involved in lawsuits to protect or enforce our patent rights or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

●	We may be subject to claims by third parties asserting that our employees, consultants, contractors or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

●	Our stock price has been volatile and thinly traded, which may impair your ability to sell your shares.

●	If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

●	We may be at risk of securities class action litigation.

●	Our certificate of incorporation and our by-laws, and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

v

PART I

Item 1. Business

Overview

We are a clinical stage biotechnology company, focused on leveraging artificial intelligence (“A.I.”), machine learning and biomarker data to streamline the drug development process and to identify the patients that will benefit from our targeted oncology therapies. Our portfolio of therapies consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 60 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

We now have active clinical programs for our three lead small molecule drug candidates: LP-300, LP-184, and LP-284. These programs are focused on multiple important cancer indications, including both solid tumors and blood cancers. We have established a wholly-owned subsidiary, Starlight Therapeutics, to focus exclusively on the clinical development of our promising opportunities for central nervous system (“CNS”) and brain cancers, many of which have no effective treatment options. We are also advancing an antibody-drug conjugate (“ADC”) program focused on developing highly specific ADCs with highly potent drug-payloads.

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

Our current portfolio consists of three lead drug candidates that are in clinical phases (known as LP-300, LP-184 and LP-284) and an Antibody Drug Conjugate (ADC) program that is in preclinical research optimization. In January 2023, we formed a wholly owned subsidiary, Starlight Therapeutics Inc. (“Starlight”), to develop drug candidate LP-184’s central nervous system (CNS) and brain cancer indications – including glioblastoma (GBM), brain metastases (brain mets.), and several rare pediatric CNS cancers. Following the formation of Starlight, we refer to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”. All of these drug candidates and our ADC program are leveraging precision oncology, A.I. and genomic driven approaches to accelerate and direct development efforts.

We are currently conducting a targeted phase 2 trial (the Harmonic™ trial) for LP-300 in never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. Our candidate LP-184 has shown promising in-vitro and in vivo anticancer activity in multiple solid tumor indications (including pancreatic, glioblastoma and triple negative breast cancer), and it is advancing in a Phase 1A clinical trial that commenced in mid-2023. Our candidate LP-284 has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. LP-284 is advancing in a Phase 1A clinical trial that commenced in the fourth quarter of 2023.

Our ADC program has also continued to advance. In 2023, we entered into a research collaboration with Bielefeld University in Germany focused on development of ADCs utilizing cryptophycin as the ADC drug-payload. Cryptophycins are promising antitumor molecules that have demonstrated potency at ultra-low, picomolar, concentrations. In a broad range of preclinical studies, the cryptophycin-ADC synthesized as part of the Bielefeld collaboration demonstrated promising picomolar level potency and anti-tumor activity in multiple solid tumor cell lines, including breast, bladder, colorectal, gastric, pancreatic and ovarian.

In addition to our lead drug candidates and ADC program, we also have an additional drug candidate, LP-100, that we believe has potential for future development in combination with the class of anticancer agents known as PARP inhibitors (PARPi). For LP-100, as well as our lead drug candidate LP-300, we are leveraging data from prior preclinical studies and clinical trials, along with insights generated from our A.I. platform, to target the types of tumors and patient groups we believe will be most responsive to the drug. Both LP-100 and LP-300 showed promise in important patient subgroups, but failed pivotal Phase 3 trials when the overall results did not meet the predefined clinical endpoints. We believe that this was due to a lack of biomarker-driven patient stratification.

LP-300 has been studied in multiple randomized, controlled, multi-center non-small cell lung cancer, or NSCLC, trials that included administration of either paclitaxel and cisplatin and/or docetaxel and cisplatin. LP-100 has previously been in a genomic signature guided phase 2 clinical trial in Denmark for patients with metastatic castration resistant prostate cancer (mCRPC). 9 patients (out of a targeted enrollment of 27) were treated in the trial. The median overall survival (OS) for the initial group of 9 patients was approximately 12.5 months, which is an improvement over other similar fourth-line treatment regimens for mCRPC. Based on our evaluation of the synergies of LP-100 with PARP inhibitors, the decision was made in the first quarter of 2023 to close the phase 2 clinical trial in Denmark, to allow the focus of LP-100-directed resources on positioning the molecule for development in earlier lines of therapy with potentially larger market opportunities. LP-100 was previously out-licensed by us to Allarity Therapeutics A/S. In July 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for LP-100 from Allarity.

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

As part of our overall growth strategy, we plan to grow our pipeline by identifying new drug candidates and pursuing potential indications for LP-300, LP-184, LP-284, our ADC program and other drug candidates while leveraging our RADR® platform. We are also pursuing the identification and design of potential combination therapies in cancer for our compounds by leveraging our RADR® platform to analyze synergistic genomic networks and biological pathways with other currently approved drugs.

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

As of March 1, 2024, we own or control over 160 active patents and patent applications across 12 patent families whose claims are directed to our drug candidates and what we plan to do with our drug candidates. We have in-licensed or acquired patents and patent applications from AF Chemicals and BioNumerik Pharmaceuticals that are directed to the compounds LP-184, LP-284, LP-100 and LP-300, and methods of using the compounds. Additionally, we have also filed patent applications to further enhance, and extend the use of these in-licensed compounds. Our 12 patent families are directed to our drug candidates, their usage, manufacturing and other matters. These matters are essential to precision oncology and relate to: (a) data-driven, biologically relevant biomarker signatures, (b) patient selection and stratification approaches that rely on prediction of response derived from these signatures and, (c) the ability to develop novel, combination therapy approaches with existing therapeutics.

Our Drug Candidate Pipeline

One of the ways we built our drug candidate pipeline is by in-licensing clinical stage drug candidates that may have been discontinued for development. We use our RADR® platform to assist in analyzing prior clinical research conducted by others to identify small-molecule oncology drug candidates that have (i) a well-tolerated profile evidenced by completion of phase 1 clinical trials, and (ii) demonstrated at least limited antitumor or anticancer activity in clinical trials. We intend to advance the drug candidates in our pipeline as potential precision medicine treatments for cancer. Our targeted development workflow includes preclinical studies where drug activity and associated gene signatures are identified, in part through strategic collaborations with some of the top academic institutions and clinical translational centers in the world. Using this collaborative approach, together with innovative observations from our RADR® platform, we intend to develop and add drug candidates for our pipeline with the objective of treating the right patient populations with the right oncology therapies.

Our current pipeline of development programs includes our three lead small molecule drug candidates: LP-300, LP-184, and LP-284, and our Antibody Drug Conjugate (ADC) program.

●

LP-300 (Sodium 2,2’-disulfanediyldiethanesulfonate) (Tavocept®): We are currently advancing LP-300 in a phase 2 clinical trial, the Harmonic™ trial, in combination with chemotherapy in never-smokers with NSCLC adenocarcinoma who relapsed while on tyrosine kinase inhibitor (TKI) therapy.

●	LP-184. ( (-) hydroxyureamethylacylfulvene): LP-184 is a synthetic small molecule drug with nanomolar potency that has potential for treatment of solid tumors including pancreatic, breast, bladder, and lung cancers, and glioblastoma and other CNS cancers .preferentially damages DNA in cancer cells overexpressing specific biomarkers. We are advancing LP-184 in a recently launched phase 1 clinical trial. Following the formation of Starlight Therapeutics in early 2023, we now refer to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”

●	LP-284. ( (+) hydroxyureamethylacylfulvene): LP-284, the stereoisomer (enantiomer) of LP-184, has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. We are advancing LP-284 in a recently launched phase 1 clinical trial.

●	ADC Program: Our ADC program continues to advance, and in 2023 we entered into a research collaboration with Bielefeld University in Germany focused on development of ADCs utilizing cryptophycin as the ADC drug-payload. Cryptophycins are promising antitumor molecules that have demonstrated potency at ultra-low, picomolar, concentrations.

We currently have INDs in the U.S. for LP-300, LP-184 and LP-284.

Our Precision Cancer Therapy Development Using Our Innovative RADR® Platform

RADR® is one of the world’s largest A.I. and machine learning (M.L.) oncology drug discovery and development platforms, consisting of over 60+ billion oncology-focused data points. These data points consist of large-scale multi-omic data, derived from 130,000+ patient records, 150+ drug-tumor interactions, thousands of drug classes, and covering over 135 cancer subtypes. RADR® leverages this data and over 200+ advanced ML algorithms to power its drug discovery and development modules. RADR®’s data, capabilities, and insights have powered the development of new Lantern drug candidates, advancement of new indications for existing drugs, and identification of potential new drug combinations.

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

The value of the platform architecture is derived from its validation through the analysis of over 60 billion oncology-specific clinical and preclinical data points, more than 154 drug-cancer interactions, thousands of drug classes, data covering more than 135 cancer subtypes, and over 130,000 patient records from 16 databases, one of which is our internal database. RADR® leverages this data and over 200+ advanced ML algorithms to power its drug discovery and development modules. Our target objective is to collect and analyze over 100 billion oncology-specific clinical and preclinical data points by the end of 2024 to further enhance the prediction power of our RADR® platform. We use cancer cell line gene expression profiles and drug sensitivity data (IC50) as one of its input types. In a population of 10 case studies our platform was able to distinguish responders from non-responders with an average historical accuracy of over 80%. We have also used our platform to generate genetic signatures that we believe to have applicability for the majority of FDA approved drug-tumor indications. External validation, through retrospective data analysis, of patient datasets from 10 independent clinical studies achieved an average response prediction accuracy greater than 80%, and internal analysis of 120 drug-tumor interactions in cell lines achieved an accuracy of greater than 85%. The figure below illustrates examples of RADR®’s algorithms and how they can be used.

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

As part of our growth strategy, we plan to:

●	Pursue existing indications for LP-300, LP-184, LP-284, our ADC program and are other product candidates, leveraging our RADR® platform to refine and optimize our trial design and biomarker signatures that correlate to potential patient response.

●	Expand our pipeline by identifying new drug candidates that have either been abandoned or have failed in late stage clinical trials, and have the potential to benefit from a precision medicine approach that leverages our expertise and A.I. platform.

●	Identify and design potential combination therapy approaches to use our compounds in conjunction with currently approved drugs by leveraging our RADR® platform to analyze and uncover synergistic mechanisms and biological pathways using genomics and machine learning.

●	Increase the number of data points powering our RADR® A.I. platform from more than the current 60+ billion to a target of over 100 billion by the end of 2024.

●	Advance the algorithms, methodologies and models that underlie our computational and machine learning platform to improve the predictive power, and to develop additional capabilities that are focused on accelerating or de-risking oncology drug development.

●	Pursue collaborations and partnerships with other biotech and pharma companies where our A.I. and precision oncology expertise can be used to de-risk or accelerate development programs and where our stockholders can receive a significant economic benefit.

●	Continue to develop and patent intellectual property and advance our intellectual property portfolio associated with both fundamental patents and patents associated with precision, patient stratified, targeted therapies and genomic or biomarker signatures.

●	Continue to select and launch additional clinical development program.

LP-300

General Overview

We are currently advancing LP-300 in a Phase 2 clinical trial (the “HARMONIC™ Study”) of LP-300 in combination with carboplatin and pemetrexed in never smoker patients with relapsed advanced primary adenocarcinoma of the lung after treatment with tyrosine kinase inhibitors (TKIs).

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

LP-300 has been administered in multiple clinical trials to more than 1,000 subjects and has been generally well-tolerated. Retrospective analyses of the results of a multi-country phase 3 lung cancer trial (study ID DMS32212R) in subgroups of adenocarcinoma patients receiving LP-300, paclitaxel and cisplatin demonstrated substantial improvement in overall survival, particularly among female never smokers, where a 13.6 month improvement in overall survival (p-value 0.0167, hazard ratio 0.367) in favor of LP-300 was observed, as compared to placebo in the subgroup of paclitaxel/cisplatin-treated patients. Similar retrospective findings of increased overall survival in the subgroup of LP-300/paclitaxel/cisplatin treated female Asian patients with adenocarcinoma of the lung were observed in a randomized, double-blind, placebo-controlled trial in Japan. Prior historical clinical trial observations are not necessarily predictive of the outcome of future trials. No assurances can be given that we will be successful in obtaining marketing approval for LP-300. The chemical structure of LP-300 is depicted below.

LP-300 Chemical Structure

LP-300 Phase 2 Clinical Trial

We are conducting a Phase 2 clinical trial (the “HARMONIC™ Study”) of LP-300 in combination with carboplatin and pemetrexed in never smoker patients with relapsed advanced primary adenocarcinoma of the lung after treatment with tyrosine kinase inhibitors. Our purpose in conducting the study is to determine the potential clinical advantages and benefit for this drug combination in the study-defined patient population. As of the date of this report, we have activated 12 clinical trial sites in the US. Enrollment of patients on the Harmonic™ Study in the U.S. has been challenging, and we are advancing the Harmonic™ clinical trial towards enrollment in East Asian countries where 30-35+% of all lung cancer cases occur in never-smokers with NSCLC.

The Harmonic™ Study is designed as a multicenter, open label, Phase 2 trial with planned enrollment of approximately 90 patients. Patients who are never smokers with lung adenocarcinoma and have relapsed after prior treatment with tyrosine kinase inhibitors will be eligible for enrollment. Following a six-patient safety lead-in stage, the trial consists of randomization in a 2:1 allocation ratio to one of two arms: Arm A (consisting of carboplatin, pemetrexed, and LP-300) or Arm B (consisting of carboplatin and pemetrexed).

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

Key Findings from Prior LP-300 Clinical Trials

Summarized below are some key findings from LP-300’s prior clinical trials:

●	LP-300 targets molecular pathways that are more common in female non-smokers than in any other group. Key mechanisms have been elucidated to support LP-300’s role in the observed treatment benefits for females and never smokers noted in the Phase 3 NSCLC adenocarcinoma trial. The rationale for these observations includes the following: (1) Met/ALK & EGFR alterations are more common in non-smokers, who are most commonly female and present with advanced stage adenocarcinoma; (2) laboratory data indicate that LP-300 targets both EGFR WT/mut+ and Met/ALK; and (3) a high percentage of adenocarcinoma patients are either EGFR mutants or Met/ALK positive.

●	There are several key pathways in NSCLC adenocarcinoma whose targets are often overexpressed in females, and LP-300 modulates these pathways. LP-300 targets the following key pathways: (1) kinases involved in key signaling pathways (ALK, ROS, MET); (2) enzymes critical for DNA synthesis and repair (ERCC1, RNR1, RNR2); and (3) enzymes and proteins important in regulating cell redox status (TRX, PRX, GRX, PDI). The alterations that are targeted and modulated by LP-300 are more likely in women with lung adenocarcinoma, especially non-smokers.

●	LP-300 showed that females had a survival increase from 13 months to 25 months, based on a retrospective subgroup analysis of a Phase 3 NSCLC adenocarcinoma trial. Results from a Phase 3 NSCLC adenocarcinoma trial exhibited an overall survival of 25.0 months, with a 2-year survival of 51.4%, in the subgroup of females with advanced adenocarcinoma of the lung receiving paclitaxel/cisplatin and LP-300. The observed results were statistically significant (p-value = 0.0477; HR=0.579) and were observed in a subgroup of 114 patients in retrospective analyses. Consistent statistically significant retrospective subgroup analysis results were observed in female NSCLC adenocarcinoma patients receiving paclitaxel/cisplatin and LP-300 in a prior LP-300 double-blind, placebo-controlled phase 3 trial conducted in Japan.

●	LP-300 exhibits potential to reduce anemia and protect against chemotherapy-induced kidney toxicity, both of which are conditions that disproportionately affect females. The LP-300 arm of the Phase 3 NSCLC adenocarcinoma trial also demonstrated the potential for LP-300 to protect against chemotherapy-induced kidney toxicity and anemia. These findings complement earlier clinical observations regarding LP-300’s potential to protect against neuropathy and other chemotherapy-induced toxicities.

Background-Scope of Prior Phase 3 NSCLC Adenocarcinoma Trial (LP-300)

LP-300 was studied in a randomized, multi-center (trial locations in four US states and five European countries), double-blind and placebo-controlled Phase 3 trial from 2010 to 2013 in patients with adenocarcinoma of the lung (the “Phase 3 NSCLC adenocarcinoma trial”). The aim of the trial was to determine whether LP-300, combined with a standard combination of chemotherapy drugs, would increase survival in patients with advanced NSCLC adenocarcinoma. The secondary aim of the trial was to determine if the chemoprotective properties of LP-300 were effective in preventing or reducing common side-effects of cancer treatment, including kidney damage, anemia, nausea and vomiting that can occur with these drug combinations. The trial enrolled NSCLC patients with newly diagnosed or recurrent advanced (stage IIIB/IV) primary adenocarcinoma of the lung. Patients with confirmed histopathological diagnosis of inoperable and measurable advanced primary adenocarcinoma (including bronchioalveolar cell carcinoma) of the lung, and no prior systemic treatment for NSCLC including chemotherapy, immunotherapy, hormonal therapy, targeted therapies or investigational drugs, were included in the trial. Overall survival was the primary outcome measure. Patients in the control arm received standard of care (cisplatin and either paclitaxel or docetaxel) plus placebo, whereas patients in the treatment arm received standard of care (cisplatin and either paclitaxel or docetaxel) plus LP-300. The primary results of the trial for patients receiving cisplatin and paclitaxel are outlined in the table below. While the overall results of the Phase 3 NSCLC adenocarcinoma trial did not meet the specified endpoint of the trial in increasing overall survival in all patients, when the data were retrospectively separated by gender and smoking status, the trial data demonstrated that all never smokers, especially female never smokers, saw increased survival with LP-300 combination treatment with paclitaxel and cisplatin. Furthermore, the LP-300 group in the phase 3 NSCLC adenocarcinoma trial exhibited well-tolerated advantages relating to the potential to protect against chemotherapy-induced nephrotoxicity, neuropathy and nausea along with reduced anemia.

The figure below depicts the survival curves for cisplatin/paclitaxel subgroups for the Phase 3 NSCLC adenocarcinoma trial that ended in 2013, as summarized. The Kaplan Meier curves maintain consistent separation between treatment arms for the never smokers, females, and female never smokers.

Rationale Behind LP-300 Rescue and Repositioning Efforts

Based on the results from the prior Phase 3 NSCL adenocarcinoma trial, we have launched the HARMONIC™ LP-300 Phase 2 clinical trial to target the subpopulation of never smokers with adenocarcinoma that saw strong benefit in the previous Phase 3 trial. Although the incidence of never-smokers with NSCLC is rising currently there is no approved therapy specifically for the growing indication of never-smokers with NSCLC. Preclinical observations support that LP-300 preferentially modulates ALK and EGFR, two commonly mutated genes in non-smokers with adenocarcinoma. Based on the findings from the previous Phase 3 NSCL adenocarcinoma trial, it is possible that the benefits of combining LP-300 with standard of care chemotherapy could be further improved by identifying additional molecular biomarkers in patients who respond well to LP-300 combination treatment. We continue to seek additional opportunities for LP-300. Some of our considerations include a never smoker population with a specific genetic signature that correlates to increased LP-300 sensitivity.

Disease Background and Opportunity

Lung cancer is the second most prevalent cancer globally, and it accounts for the highest level of cancer-related deaths worldwide. Lung cancer accounts for approximately 12% of all new cancer diagnoses, but 21% of all cancer deaths in the US. Lung cancer kills more people annually than cancers of the breast, prostate, colon, liver, kidney, pancreatic, and melanoma combined. The American Cancer Society’s estimates for lung cancer in the US for 2024 are:

●	Approximately 234,580 new cases of lung cancer (116,310 in men and 118,270 in women)

●	Approximately 125,070 deaths from lung cancer (65,790 in men and 59,280 in women)

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

Rapid advances in understanding the molecular pathogenesis of NSCLC have demonstrated that NSCLC is a heterogeneous group of diseases. Although the initial treatment of localized disease is the same, the molecular characterization of tumor tissue in patients with NSCLC serves as a guide to treatment both in those who present with metastatic disease and in those who relapse after primary therapy. Molecularly targeted therapies have dramatically improved treatment for patients whose tumors harbor somatically activated oncogenes such as mutant EGFR1 or translocated ALK, RET, or ROS1. Smoking is the major cause of lung adenocarcinoma but, as smoking rates decrease, proportionally more cases occur in never-smokers (defined as less than 100 cigarettes in a lifetime). KRAS mutations in lung cancer cases are nearly exclusive to smokers. KRAS, “Kristen rat sarcoma viral oncogene homolog,” is a protein involved in regulating cell division. KRAS mutation is a gain-of-function mutation (i.e. somatic mutation turns RAS, a benign gene “proto-oncogene” into KRAS, an oncogenic driver of many tumors). KRAS-mutated non-small cell lung cancer represents 20% to 25% of all NSCLC. In 2022, FDA granted accelerated approval to Antibody Drug Conjugate trastuzumab deruxtecan (Enhertu) for HER2 mutated advanced stages of non-small cell lung cancer (NSCLC). In 2022, the combination of CTLA-4 inhibitor tremelimumab and the anti-PDL1 antibody durvalumab was approved by FDA for treating metastatic NSCLC patients lacking EGFR mutation or ALK translocation. In 2023, FDA approvals included pralsetinib (Gavreto) for RET fusion-positive NSCLC and repotrectinib (Augtyro) for ROS1-positive NSCLC, offering the first approval for both TKI-naïve and previously treated patients. In 2024, Osimertinib (Tagrisso) was granted approval, coupled with platinum-based chemotherapy for EGFR-mutated NSCLC. Additionally, Amivantamab-vmjw (Rybrevant) gained approval, with carboplatin and pemetrexed, as a first-line treatment for NSCLC with EGFR exon 20 insertion mutations. Tumor suppressor gene abnormalities, such as those in TP53, CDKN2A8, KEAP1, and SMARCA4 are also common but are not currently clinically actionable.

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

In the US in 2023, there were an estimated 12,000 diagnosed cases of NSCLC in female non-smokers, accounting for approximately 5% of all lung cancer cases. Globally in 2020, there were an estimated 111,583 adenocarcinoma cases of NSCLC in female non-smokers. Due to the specificity of this indication, it may be possible to classify it as a rare disease. When attempting to explain some gender susceptibility differences, research has demonstrated that women with NSCLC tend to be:

●	Younger;

●	Asian;

●	2-3 times more likely to be non-smokers;

●	more likely to develop adenocarcinoma and;

●	more likely to have metastatic disease.

The high rate of adenocarcinomas in non-smoking women suggests the possible existence of other etiological factors in addition to smoking. Some factors that have been considered include gender-specific genetic alterations and predispositions, passive smoke effects, different nicotine metabolism in women, occupational exposure, diet, and chronic obstructive pulmonary disease. Based upon estimates published by Global Cancer Statistics 2020 and 2024 estimates published by the American Cancer Society, below is an overview of relevant potential patient population and market sizes that we believe LP-300 could address, if approved:

Lung cancer	Global (2020)	US (2024)
Total lung cancer estimated incidence (new cases)	2,210,000	234,580
NSCLC incidence (~85% of all lung cancer cases)	1,878,500	199,393
NSCLC adenocarcinoma incidence (~60% of all NSCLC)	1,127,100	119,636
Never-smokers estimate (~15% of adenocarcinoma)	169,065	17,946
Female never-smoker estimate (~66% of never-smokers with lung cancer are female)	111,583	11,844
Total Potential Patient Segment in New Lung Cancer	5%	5%

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

Prior Completed Trials of LP-300

Phase 1. LP-300 has been evaluated in five Phase 1 studies (DMS10001, BioNumerik, 09/1997 through 04/2004; DMS10002, BioNumerik, 12/1997 through 08/2001; DMS12209, ASKA Pharmaceutical, 04/2000 through 12/2001; DMS10011, BioNumerik, 02/2006 through 07/2006; and DMS12307, Baxter, 07/2002 through 07/2005) to determine the maximum tolerated dose (“MTD”), and to evaluate the safety, tolerability, pharmacokinetics, and potential efficacy of LP-300 (alone or in combination with cisplatin, cisplatin/paclitaxel, or carboplatin/paclitaxel). An MTD for LP-300 was not reached in any of the Phase 1 studies at dose levels of up to 41 g/m2.

Phase 2. In a U.S. multi-center, randomized, open-label trial (n=160 patients) with advanced (Stage IIIB and IV) NSCLC treated with LP-300 or no LP-300 (DMS22210/CALGB 30303, Cancer and Leukemia Group B, 08/2004 through 03/2007), although the overall population did not meet the pre-specified primary endpoint, an analysis of a subgroup of patients with adenocarcinoma revealed that the difference in the median overall survival period between the 2 treatment groups was statistically significant (LP-300 = 15.6 months, no LP-300 = 8.9 months; Log-rank p=0.0326), and the median overall survival for patients who received LP-300 was 6.7 months longer than that of those who did not receive LP-300.

Phase 3. LP-300 has been evaluated in five Phase studies: two in patients with metastatic breast cancer, with a primary endpoint examining the ability to reduce platinum/taxane induced peripheral neuropathy, and three in patients with NSCLC or advanced primary lung adenocarcinoma. (DMS32205R, ASKA Pharmaceutical, 08/2005 through 02/2008; DMS30203R, BioNumerik, 09/2001 through 10/2006; DMS30204R, ASKA Pharmaceutical, 04/2003 through 03/2006; DMS32206R, Baxter, 10/2002 through 04/2006; and DMS32212R, BioNumerik, 04/2010 through 06/2013) Although the overall population did not meet the pre-specified primary endpoints in any of the trials, analysis of subgroups of patients in one multi-country lung adenocarcinoma trial and one Japanese NSCLC trial revealed differences in the median overall survival between the two treatment arms (with or without LP-300 treatment). The results from the two key lung cancer trials obtained from retrospective analyses are described below:

●	Multi-country, double-blind, randomized, multi-center & placebo-controlled trial (n=540 patients) with advanced primary lung adenocarcinoma treated with LP-300 or Placebo & paclitaxel or docetaxel with cisplatin (DMS32212R). (the Phase 3 NSCLC adenocarcinoma trial)

➢	Treatment with LP-300 nearly doubled the Overall Survival in women receiving paclitaxel/cisplatin (25.0-month median OS in LP-300 arm vs. 13.2-month OS in control arm) and the results in this subgroup were statistically significant (P-value = 0.0477; HR = 0.579)

➢	For never smoking women with adenocarcinoma of the lung receiving paclitaxel/cisplatin, the Overall Survival in the LP-300 arm was more than double the control arm (27.0 months vs. 13.4 months, respectively) also being statistically significant in favor of LP-300 (P-value = 0.0167; HR = 0.367) and the 2-year survival was 72.4% in the LP-300 arm vs. 32.3% in the control arm.

●	Statistically significant subgroup analyses and trends from this LP-300 Phase 3 NSCLC adenocarcinoma trial support repositioning LP-300 for non- or never smokers with adenocarcinoma of the lung.

●	Randomized, double-blind, placebo-controlled and multi-center trial in patients with advanced NSCLC receiving paclitaxel & cisplatin (Japan Trial) (DMS32205R). The Japan Trial observations support and complement observations in the multi-country Phase 3 NSCLC adenocarcinoma trial. The observations for the female adenocarcinoma patient population in the LP-300 multi-country Phase 3 NSCLC adenocarcinoma trial are consistent with observations made for the subgroup of females with adenocarcinoma of the lung receiving paclitaxel/cisplatin and LP-300 or placebo in the Japan Trial. Although the overall population in the Japanese trial did not meet the pre-specified primary endpoint, a retrospective analysis of the subgroup consisting of female patients with adenocarcinoma revealed that the difference in the median overall survival period between the two treatment arms in this subgroup was significant (P-value = 0.0456, HR = 0.376).

The LP-300 arm of the multi-country Phase 3 NSCLC adenocarcinoma trial also demonstrated safety profile advantages in terms of the potential to protect against chemotherapy-induced kidney toxicity and chemotherapy-induced anemia. These observations complemented earlier clinical observations regarding LP-300’s potential to protect against neuropathy and other chemotherapy-induced toxicities. Results from these trials indicate that treatment with LP-300 may, in further clinical testing, lead to improved survival in female and non- or never smoking patients with primary adenocarcinoma of the lung receiving cisplatin/paclitaxel combination chemotherapy.

Phase 2 and 3 LP-300 Adverse Events Summary

The following summarizes adverse events reported from a total of 1,712 patients enrolled in five randomized multi-center phase 2 and phase 3 studies with chemotherapy, with or without LP-300. A total of 1,712 patients were enrolled in these studies, of which 856 patients received LP-300 with chemotherapy.

●	All Adverse Events (AEs). The most frequently-occurring adverse events in patients receiving LP-300 with chemotherapy were generally similar to patients receiving placebo or chemotherapy alone. These events included blood and lymphatic system disorders (myelosuppression manifested as anemia, leukopenia, lymphopenia, neutropenia, and thrombocytopenia; also including decreased hematocrit, hemoglobin, lymphocyte count, neutrophil count, red blood cell count, platelet count, and white blood cell count), with an incidence ranging from 12% to 83%; gastrointestinal disorders including constipation, abdominal pain, diarrhea, nausea, stomatitis, and vomiting, with an incidence ranging from 22% to 83%; general disorders and administrative site conditions including fatigue (ranging from 17% to 85%); infusion/injection site pain/reactions (ranging from 12% to 18%); malaise (ranging from 16% to 28%); peripheral edema (ranging from 13% to 22%); pyrexia (ranging from 10% to 17%); infections and infestations disorders including nasopharyngitis (ranging from 11% to 16%); investigations including increased liver function tests including ALT, AST, and alkaline phosphatase (ranging from approximately 10% to 55%); increased blood lactate dehydrogenase (ranging from approximately 17% to 26%); increased blood urea or blood uric acid (ranging from approximately 11% to 32%); increased gamma-glutamyltransferase (ranging from approximately 23% to 33%); decreased total protein (ranging from approximately 12% to 21%); metabolic and nutritional disorders including weight decreased (ranging from 15% to 22%), anorexia (ranging from 14% to 82%), and hypomagnesemia (ranging from 22% to 30%); musculoskeletal and connective tissue disorders including arthralgia, back pain, and myalgia (ranging from 7% to 80%); nervous system disorders including dysgeusia (ranging from 12% to 22%), headache (ranging from 14% to 17%), and peripheral neuropathy (motor and sensory – ranging from 22% to 86%); psychiatric disorders including insomnia (ranging from 12% to 17%); respiratory, thoracic, and mediastinal disorders including dyspnea (ranging from 12% to 40%); skin and subcutaneous disorders including alopecia (ranging from 33% to 92%); rash (ranging from 22% to 29%); nail disorder/discoloration (10%); and vascular disorders including angiopathy (ranging from 64% to 69%) and flushing (ranging from 15% to 39%).

●	Treatment-Related Adverse Events. Frequently occurring treatment-related AEs experienced by patients receiving LP-300 with chemotherapy included gastrointestinal disorders manifesting as nausea and vomiting (ranging from 12% to 67%, and 12% to 32%, respectively); fatigue (ranging from 22% to 82%); infusion/injection site pain/reactions (ranging from 11% to 18%); increased ALT (alanine aminotransferase) and gamma-glutamyltransferase (ranging from approximately 13% to 18%, and approximately 11% to 12%, respectively); peripheral neuropathy (motor and sensory – ranging from 14% to 54%); and vascular disorders including angiopathy (ranging from 60% to 69%), and flushing (ranging from 8% to 11%).

●	Serious Adverse Events (SAEs). 11% to 49% of patients receiving LP-300 with chemotherapy, and 7% to 42% of patients in control groups receiving chemotherapy alone experienced SAEs during randomized multicenter studies. Frequently-occurring SAEs in patients receiving LP-300 with chemotherapy included pneumonia, hypersensitivity or drug hypersensitivity, dyspnea, pyrexia and dehydration, diarrhea, anaphylactic shock or anaphylactic reactions, vomiting, disease progression, infection, bronchospasm, pleural effusion, pulmonary embolism, thrombosis, hemolysis, nausea, chills, fatigue, sudden death, neutropenic infection, sepsis, anorexia, neutropenia, febrile neutropenia, pneumonitis, rash, and hypotension. Multiple allergic reactions have been reported in clinical trials of LP-300, and some of these reactions have been severe. It is possible that patients could experience an allergic reaction that is life-threatening. Five reports of grade 3 or 4 hemolysis events with three fatal outcomes were reported in patients receiving LP-300 with chemotherapy in a study involving the weekly drug administration schedule. Two events of hemolysis were reported in a study involving drug administration every two weeks. No events of hemolysis were reported in studies using the three weeks schedule of administration, which is the administration schedule used for the multi-country Phase 3 NSCLC adenocarcinoma trial.

●	Treatment-Related Serious Adverse Events. Approximately 7% of patients receiving LP-300 with chemotherapy experienced treatment-related SAEs during randomized multicenter studies. The most frequently-occurring treatment-related SAEs experienced by patients receiving LP-300 with chemotherapy were hypersensitivity or drug hypersensitivity (five and two patients, respectively) and neutropenia (six patients). Other treatment-related SAEs experienced by patients receiving LP-300 with chemotherapy included hemolysis, bronchospasm, febrile neutropenia, anemia, nausea, and pulmonary edema (three patients, each); chills, diarrhea, pyrexia, neutropenic infection, hyperglycemia, acute respiratory distress syndrome, pulmonary embolism, sudden death, infection, and rash (two patients, each); and angina pectoris, cardiac arrest, tachycardia, sudden hearing loss, abdominal pain, vomiting, adverse drug reaction, anaphylactic shock, C. difficile colitis, pneumonia, sepsis, chemical cystitis, thrombosis in device, dehydration, leukopenia, anorexia, atrial fibrillation, fatigue, weight decrease, muscle disorder, pain in extremity, dizziness, peripheral sensory neuropathy, dyspnea, hypotension, and thrombosis (one patient, each).

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

The following key mechanisms have been observed to support our belief that LP-300 has potential to play an important role in the treatment of females and never smokers with NSCLC adenocarcinoma. We believe these mechanisms help to explain the retrospective subgroup observations for females and never smokers receiving LP-300 together with cisplatin and paclitaxel in the Phase 3 NSCLC adenocarcinoma trial:

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

Phase 1 Clinical Trial for LP-184

We are advancing LP-184 in a Phase 1 clinical trial focused on patients with advanced solid tumors, which includes potential patients with pancreatic, breast, lung, bladder, prostate, and ovarian cancers and other solid tumors. For the dose escalation portion of the study, in addition to the primary objective of determining the MTD (maximum tolerated dose)/MAD (maximum administered dose) and another dose for further clinical evaluation in Phase 1B, other objectives include correlations with expression of the gene PTGR1 (Prostaglandin Reductase 1) and/or genomic alterations in DNA damage repair pathway genes. We expect to enroll up to 40 patients in the Phase 1A portion of the study from multiple clinical trial sites. As of the date of this report, we have activated 7 clinical trial sites in the U.S. for the LP-184 Phase 1A study.

Upon completion of enrollment in Phase 1A and analysis of safety, PK, and clinical activity data, we, together with the clinical investigators participating in the study, will review the study data package to determine the recommended dose(s) to be used in further clinical testing of LP-184 in Phase 1B. In anticipation of the planned commencement later this year of the Phase 1B portion of the LP-184 clinical trial, we are currently evaluating the key components to be included in the protocol amendment to be filed in connection with the Phase 1B portion of the trial.

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

Disease Background for Pancreatic Cancer, Glioblastoma, Triple Negative Breast Cancer, Atypical Teratoid Rhabdoid Tumors (ATRT), and Prostate Cancer

Initial target patient populations for LP-184 include pancreatic cancer, glioblastoma, triple negative breast cancer, atypical teratoid rhabdoid tumors (ATRT) and prostate cancer.

Pancreatic Cancer

Pancreatic cancer is the fourth leading cause of cancer deaths in the United States with a five-year survival rate of 12.5% and a 10-year survival rate of just 1%. This means that only approximately 13 in 100 people will have survived for five years and beyond. Pancreatic cancer has among the lowest 5-year survival rate of any of the 22 common cancers. Global Cancer Statistics 2020 estimates that for pancreatic cancer there are approximately 495,773 new cases of pancreatic cancer globally.

The American Cancer Society’s estimates for pancreatic cancer in the United States for 2024 are:

●	About 66,440 people (34,530 men and 31,910 women) will be diagnosed with pancreatic cancer; and

●	About 51,750 people (27,270 men and 24,480 women) will die of pancreatic cancer.

Targeting a specific subset of pancreatic cancer patients that are genetically defined has the potential to increase beneficial therapeutic options for patients and may ultimately improve survival for those with this cancer.

Glioblastoma

Glioblastoma is a fast-growing, aggressive type of CNS (Central Nervous System) tumor that forms on the supportive tissue of the brain. Glioblastoma is the most common high grade glioma (HGG). The American Cancer Society estimates that approximately 25,400 malignant tumors of the brain or spinal cord (14,400 in males and 10,980 in females) will occur in the U.S. in 2024. It also estimates that in 2024, approximately 18,760 deaths will occur from brain and other nervous system cancers. Approximately 250,000 new glioblastoma cases are estimated to occur each year worldwide, with approximately 11,000 to 13,000 new glioblastoma cases estimated to occur each year in the U.S. Glioblastomas usually affect adults. Treating glioblastoma is very difficult due to the brain-blood barrier and treatment often focuses primarily on relieving symptoms.

Triple-Negative Breast Cancer

Triple-negative breast cancer (TNBC) accounts for about 15% of all breast cancers. TNBCs lack three hormone receptors that usually exist in healthy breast cells: estrogen receptor (ER), progesterone receptor (PR) and human epidermal growth factor receptor 2 (HER2). As such, hormone therapy and medicines that target HER2 protein receptors are not effective against this type of cancer. Triple negative breast cancer is also more aggressive and has a higher grade than other breast cancers. TNBC is the subtype of breast cancer with the highest rates of recurrence and mortality.

The 5-year survival rate for TNBC is set forth below, categorized by the stage of the cancer:

●	Local or Stage 0–Stage 1: 91%
●	Regional or Stage II–Stage III: 66%
●	Distant or Stage IV: 12%

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

Prostate Cancer

Prostate cancer is the most commonly diagnosed cancer in men in the US and the second leading cause of cancer-related death in men in the US. The American Cancer Society’s estimates for prostate cancer in the United States for 2024 are:

●	Approximately 299,010 new cases of prostate cancer

●	Approximately 32,250 deaths from prostate cancer

Approximately 50% of patients who die from prostate cancer have metastases at diagnosis. The survival gains over the last decade have been modest with acceleration in life-extending drug development occurring in the last three years. Hormonal therapy works to reduce testosterone levels in the body to a level equal to that seen if physical castration were to occur. However, hormonal therapy can become refractory after one to three years and tumor growth may resume. This is referred to as Castration-Resistant Prostate Cancer (“CRPC”). About 10 - 20 % of prostate cancer patients develop CRPC within five years. Typically, standard hormonal therapy involving Androgen Deprivation Therapy (ADT) was prescribed in the past for all comer patients. Current prescribed regimens involve intensified therapy for most patients (docetaxel for high volume disease, and Zytiga for low and high volume disease) whereas upcoming molecularly selected agents in addition to hormonal therapy are used in an individualized approach to metastasis-directed or local therapy. Standard of care agents for prostate cancer include without limitation (i) Androgen production suppressors, such as Leuprolide (Lupron, Eligard), Goserelin (Zoladex), Triptorelin (Trelstar), Histrelin (Vantas), Abiraterone (Zytiga), (ii) Androgen signaling blockers, such as Flutamide (Eulexin), Bicalutamide (Casodex), Nilutamide (Nilandron), and Enzalutamide (Xtandi), and (iii) chemotherapeutics such as docetaxel and cabazitaxel. In 2022 Pluvicto (active ingredient lutetium Lu 177 vipivotide tetraxetan) was approved by FDA for the treatment of prostate-specific membrane antigen (PSMA) positive mCRPC. In 2023, FDA approved Akeega (fixed dose combination of niraparib and abiraterone acetate) with prednisone, targeting adult patients with deleterious or suspected deleterious BRCA-mutated castration-resistant prostate cancer (mCRPC). Drug classes of new small molecules in development include PARP inhibitors, PI3K inhibitors and DNA Damage Repair (DDR) inhibitors. The PARP inhibitors olaparib (Lynparza) and rucaparib (Rubraca) and the PD1 inhibitor pembrolizumab (Keytruda) have been approved by the FDA for a subset of the patient population. The identification and characterization of new molecular targets, agents exploiting new or non-parallel mechanisms of action, and the discovery of predictive biomarkers for mCRPC, are three of the major unmet needs in the prostate cancer space in the era of precision medicine that we believe LP-184 may address.

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

Pancreatic cancer	Global (2020)	US (2024)
Pancreatic cancer cases	495,773	66,440
Advanced pancreatic cancer cases (80% of all pancreatic cancer)	396,619	53,152
85% of advanced pancreatic cases are treated in 1st line setting	337,127	45,180
60% of advanced pancreatic cases treated in 1st line are treated in 2nd line	202,277	27,108
30% of advanced pancreatic cases treated 2nd line are treated in 3rd line	60,683	8,133
Potential patient percentage in initial targeted segment	12.2%	12.2%

Glioblastoma	Global	US
Total glioblastoma (GBM) estimated incidence	250,000	13,000
Number of newly diagnosed GBM patients treated (treatment rate 76.6%)	191,500	9,958
Number of newly diagnosed MGMT unmethylated GBM patients	126,390	6,572
Potential patient percentage in initial targeted segment	50.5%	50.5%
Recurrent patients treated in 1st line (69% newly diagnosed patients received 1L)	132,135	6,872
Recurrent patients progressing to 2L treatment (70.3% recurred patients receive 2L)	92,890	4,831

Triple Negative Breast Cancer:

TNBCs represent approximately 24% of newly diagnosed breast cancers. The median overall survival (mOS) for TNBC is: 11.6 months after the first line of treatment; 6.5 months after the second line of treatment; and 6.5 months after the third line of treatment. The mOS for de novo metastatic TNBC is 8.3 months, while the mOS for those with a relapse within 18 months of primary diagnosis is 10.0 months.

Prostate cancer	Global (2020)	US (2024)
Total prostate cancer estimated incidence (new cases)	1,414,000	299,010
CRPC incidence, ~20% of all prostate cancer	282,800	59,802
Metastatic CRPC incidence, ~80% of newly diagnosed CRPC	226,240	47,842
Potential patient percentage in initial targeted segment	16%	16%

Strategic Academic Collaborations for LP-184

We are or have been involved in the following academic collaborations for LP-184:

●	The Research Institute of Fox Chase Cancer Center (“FCCC”). Our ongoing collaboration with FCCC has yielded results that strongly link LP-184 efficacy to the expression of PTGR1. PTGR1 was identified by our RADR analysis as the lead gene candidate, the expression of which is essential to LP-184 mediated cytotoxicity. Using CRISPR engineered cells, we have now demonstrated a total lack of activity in tumor cell lines where PTGR1 expression is artificially knocked out. These data continue to support our RADR based predictions and the strategies of using LP-184 for tumor indications based upon PTGR1 expression. Our RADR analysis has identified a multitude of tumors with a higher than required threshold of PTGR1 expression. We have further validated the activity of LP-184 in a panel of pancreatic cancer cell lines. We have also conducted studies to evaluate the efficacy of LP-184 in pancreatic cancer PDX models and in xenografts. Additional wet lab studies are ongoing to further validate RADR defined combinations with standard of care drugs in order to identify optimal synergistic drugs that could be eventually used in potential treatments with LP-184.

●	Kennedy Krieger Institute and the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center. We have an ongoing collaboration with Kennedy Krieger Institute and investigators at the Johns Hopkins School of Medicine. We sought this collaboration following multiple unique findings regarding LP-184, including: the preclinical efficacy of LP-184 in glioblastoma (GBM); a positive result suggesting the ability of LP-184 to penetrate the Blood Brain Barrier, in amounts similar to the GBM standard of care agent Temozolomide (TMZ); and LP-184’s special ability to kill GBM cells irrespective of the methylation status of MGMT promoter. We believe there is an urgent unmet need for an effective therapy to treat GBM with unmethylated MGMT. Both wet lab data and RADR based gene correlations highlighted sensitivity of tumor cells that carry unmethylated MGMT to LP-184. We have obtained additional data in an expanded panel of GBM tumor cell lines, neurospheres obtained from patient biopsies and evaluation of LP-184 in GBM xenografts. Results from this collaboration continue to support the promise of LP-184 for GBM.

●	Georgetown University. In the first phase of our collaboration with Georgetown University, we confirmed the efficacy of LP-184 in a panel of prostate cancer organoid models. In the second phase, we are focusing on wet lab validation of the leads generated by our A.I. models of the gene dependency of most sensitive prostate cancers. This project is intended to provide necessary experimental data for use of LP-184 in a personalized medicine approach to treating prostate cancer. Our gene correlation data has highlighted the deficiency of several pathways that hypothetically would allow LP-184 to be synthetically lethal in tumors with such disruptions. Our RADR analysis also indicates that as many as 20% of prostate cancers carry markers that will make these tumors highly sensitive to LP1-84. In Phase 2 or our collaboration with Georgetown, we have focused on the development of gene specific isogenic engineered prostate cancer cell lines to dissect the pathways as well as extend the 2D and 3D prostate cancer studies to in vivo genomically defined prostate cancer PDXs. In addition, we have designed studies that will test LP-184 in combination with several other drugs that are known to inhibit pathways needed to repair damage to DNA caused by LP-184. The advantage of combining our DNA damaging agent along with a DNA damage repair inhibitor is that it is expected to substantially extend the tumor specific efficacy of LP-184, including prostate cancers that might otherwise not carry deficiencies in the DNA repair pathway. We expect that the drug sensitivity data and genomic data from these studies will further guide optimal positioning of LP-184.

●	The Danish Cancer Society-Research Center. In January of 2022 we entered a new research collaboration with the Danish Cancer Society Research Center (DCRC). The collaboration is directed to examining the most common solid tumors in order to determine the patient populations most likely to benefit from our drug candidates LP-100 (irofulven) and LP-184. LP-100 and LP-184 have both been shown to have a synthetically lethal impact in tumors that are lacking nucleotide excision repair (NER) capabilities. An additional aim of this collaboration is to develop improved diagnostic tools to detect NER deficient patient profiles more accurately. Initially, the collaboration is focusing focus on the role of NER deficiency in breast, ovarian, prostate, lung, kidney, bladder, stomach, pancreatic, and esophageal cancers. We expect the data, genomic signatures, and biological models generated from the collaboration to add millions of data points to RADR®.

●	The Greehey Children’s Cancer Research Institute (GCCRI) at the University of Texas Health Science Center-San Antonio. In February 2022, we announced a research collaboration with the Greehey Children’s Cancer Research Institute (GCCRI) at the University of Texas Health Science Center-San Antonio. The GCCRI research collaboration is focusing on the effectiveness of LP-184 and LP-284 in genomically-defined pediatric cancers, including several without any effective therapeutic approach. The collaboration is leveraging GCCRI’s pediatric tumor research models and knowledge base to advance LP-184 for the potential treatment of rare pediatric cancers including rhabdomyosarcoma, Ewing sarcoma, MRT (malignant rhabdoid tumor), Wilms tumor, and ATRT (atypical teratoid rhabdoid tumor). Dr. Peter Houghton Ph.D. is leading the collaboration for the GCCRI and is widely regarded as leading expert on pediatric cancer research and in the development of novel approaches to treating childhood cancers. An integral component of Dr. Houghton’s research success has been the development and use of Patient-Derived Xenografts (PDX), which are clinically relevant cancer models that allow researchers to test novel therapeutics - such as LP-184 - in-vivo, and to directly study how tumors respond to treatment.

●	Clinical Trials and Research Innovation Center in Northern Ireland. In 2019, we initiated a collaboration with the Clinical Trials and Research Innovation Center in Northern Ireland (“C-TRIC”) on a novel preclinical ex-vivo study focused on determining gene signatures correlated with LP-184 anticancer activity in human fresh prostate tumor tissue biopsies. This study was paused due to the COVID-19 pandemic, including the impracticality of international travel and the reprioritization of projects due to the pandemic. We are collaborating with other studies in the U.S. and over the next several months will be evaluating the recommencement of the study with C-TRIC.

Pre-IND Enabling Animal Studies

We conducted IND enabling studies in rats and Beagle dogs to provide supporting information regarding safety profile and selection of the starting dose in humans in connection with the IND application for LP-184. These studies included (i) non-GLP dose range finding in rats, (ii) GLP analysis of toxicity in rats, (iii) non-GLP dose range finding in dogs, (iv) GLP analysis of toxicity in dogs, (v) analytical method development for the determination of LP-184 levels in rat and dog plasma, (vi) analytical method validation, and (vii) pharmacokinetic profiling of LP-184 in the plasma of dosed rats and dogs.

LP-284 Chemical Structure

General Overview

LP-284 is a novel small molecule and DNA damaging agent being developed by Lantern for the treatment of several non-Hodgkin’s lymphomas (NHL) including mantle cell lymphoma (MCL) and double hit lymphoma (DHL). LP-284 belongs to the new generation of acylfulvenes, a family of naturally derived anti-cancer drug candidates and is the stereoisomer (enantiomer) of our drug candidate LP-184. In comparison to LP-184, LP-284 has distinct anti-tumor activities in a variety of hematological cancers including lymphoma, multiple myeloma, and leukemia. LP-284 has the potential to be developed as a monotherapy or combination therapy with other drugs to treat a broad array of hematological cancers. The FDA has granted LP-284 Orphan Drug Designation for the treatment of mantle cell lymphoma, based on LP-284’s demonstrated anti-tumor activity across a comprehensive number of in vitro and in vivo models of MCL. In addition, the FDA has granted a second LP-284 Orphan Drug Designation for the treatment of high-grade B-cell lymphoma with MYC and BCL2 rearrangements.

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

Phase 1 Clinical Trial for LP-284

We are advancing LP-284 in a Phase 1 clinical trial open to enrollment of patients with relapsed refractory lymphomas and solid tumors. In addition to determination of the recommended dose(s) for future Phase 1B and Phase 2 studies, we will also evaluate clinical activity correlations with genomic alterations in DNA damage repair pathway genes. We expect to enroll up to 30 patients in the dose escalation portion of the LP-284 Phase I trial, with the involvement of multiple clinical trial sites. As of the date of this report, we have activated two clinical trial sites in the U.S. for the LP-284 Phase 1A study and we anticipate activating multiple additional sites for this study in the first half of 2024.

Upon completion of enrollment in the Phase 1A and analysis of safety, PK, and clinical activity data, we, together with the clinical investigators participating in the study, will review the study data package to determine the recommended dose(s) to be used in further clinical testing of LP-284.

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

ADC Program

We initiated an antibody-drug conjugate (ADC) program in 2021, based on the recognition of antibody drug conjugates as a promising therapeutic approach for cancer treatment, and one that has growing interest due to the potential to increase targeted cancer cell death. ADCs can provide the ability to take advantage of the high potency of cytotoxic payloads and the superior specificity of antibodies. The drug antibody conjugate thus provides the potential to maximize efficacy and minimize systemic toxicity. Since the initiation of our ADC program, we have evaluated various cytotoxic agents and classes of agents to be used as potential ADC payloads. We have also selected and ranked multiple targeting antibodies of interest with potential to be linked to selected cytotoxic payloads.

In 2023, we entered into a research collaboration with Bielefeld University in Germany focused on development of ADCs utilizing cryptophycin as the ADC drug-payload. Cryptophycins are promising antitumor molecules that have demonstrated potency at ultra-low, picomolar, concentrations. Professor Norbert Sewald, Ph.D., a leading expert in the synthesis of cryptophycins and development of ADCs, has led the collaborative work conducted by Bielefeld University. The collaboration has also leveraged insights from Lantern’s RADR® AI ADC module.

The collaboration terms provided for Dr. Sewald and his group to synthesize, optimize, and provide initial preclinical testing of cryptophycin-ADCs. Lantern also received an exclusive and worldwide option to license intellectual property (IP) from Bielefeld University related to the collaboration and IP generated from the collaboration.

In a broad range of preclinical studies, the cryptophycin-ADC synthesized as part of the Bielefeld collaboration demonstrated promising picomolar level potency and anti-tumor activity in multiple solid tumor cell lines, including breast, bladder, colorectal, gastric, pancreatic and ovarian. We are evaluating these indications for potential further ADC development.

We believe the drug-payload, cryptophycin, has the potential to improve upon existing ADCs used in the clinical setting by: 1) improving the anti-tumor potency of the ADC molecule, and 2) overcoming drug resistance that tumors can frequently develop to existing ADC drug-payloads. We also believe our strategic, data-driven approach of utilizing cryptophycin as a highly potent and novel payload alongside the prioritization of biologically novel and relevant targets with scalable and efficient drug conjugate formats will help expand the repertoire and diversity of ADC opportunities. Lantern is also utilizing our AI platform, RADR® to further refine and understand other potential ADC oncology targets, with a focus on prioritizing targets that are expressed across multiple tumor types or subtypes and have few or no therapeutic ADC options.

LP-100

General Overview

LP-100 or 6-Hydroxymethylacylfulvene (or irofulven) exploits cancer cells’ deficiency in DNA repair mechanisms. We believe LP-100 has the potential to be an important compound — either as monotherapy or in combination — for several challenging cancers that are impacting patients globally.

In 2023, we announced data for LP-100 supporting the development of LP-100 in combination with the class of anticancer agents known as PARP inhibitors (PARPi). In prostate cancer mouse xenograft studies, LP-100 demonstrated synergistic potency when used in combination with the FDA-approved PARP inhibitor Olaparib. LP-100 also demonstrated synergy with the FDA-approved PARP inhibitors Olaparib, Rucaparib, and Niraparib in ovarian cancer cell line studies. The observations from these studies are further supported by in-silico evaluation of LP-100 in combination with PARP inhibitors using Lantern’s RADR® platform. We believe this development focus will enhance the potential to position LP-100 in earlier lines of therapy, while also opening the door to pursue treatment indications with larger market sizes.

LP-100 has previously been in a genomic signature guided phase 2 clinical trial in Denmark for patients with metastatic castration resistant prostate cancer (mCRPC). 9 patients (out of a targeted enrollment of 27) were treated in the trial. The median overall survival (OS) for the initial group of 9 patients was approximately 12.5 months, which is an improvement over other similar fourth-line treatment regimens for mCRPC. Based on our evaluation of the synergies of LP-100 with PARP inhibitors, the decision was made to close the phase 2 clinical trial in Denmark, to allow the focus of LP-100-directed resources on positioning the molecule for development in earlier lines of therapy with potentially larger market opportunities. Earlier line treatment indications where we believe LP-100 in combination with PARPi could have potential future treatment benefits include prostate cancer indications such as HRR gene-mutated metastatic castration-resistant prostate cancer, ovarian cancer indications such as first line platinum-responsive advanced ovarian cancer, and breast cancer indications such as germline BRCA-mutated metastatic breast cancer.

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

LP-100 Clinical Profile

Clinical studies of LP-100 have been conducted in multiple solid tumor indications including prostate, ovarian, colorectal, pancreatic, thyroid, lung, breast and gastric cancers. More than 38 Phase 1 or Phase 2 trials involving > 1,300 patients have been conducted with LP-100. In prior clinical trials, LP-100 showed activity and produced regression in a variety of cancers, but failed to meet required endpoints for clinical trial success. Objective responses were reported for LP-100 single agent therapy in drug-resistant prostate (hormone and taxotere refractory), ovarian (platinum resistant), pancreatic, sarcoma, kidney, endometrial, and lung cancers. LP-100 also showed cancer treating potential when administered in combination with a variety of conventional chemotherapeutics including Camptosar, GemZar, Taxotere, Xeloda, Cisplatin, and Oxaliplatin. In a study of patients who failed prior conventional therapies, two rounds of LP-100 therapy led to rapid resolution of ovarian cancer metastasis. In a randomized Phase 2b study of patients with metastatic hormone refractory taxotere-resistant prostate cancer, LP-100 was compared to mitoxantrone. A total of 138 patients were enrolled and specified endpoints included overall survival, response rate, and safety assessment. The median one-year survival increased from 22% in the mitoxantrone-treated control group to 41% in the LP-100-treated group. Median overall survival was 10.1 months for treatment arm (LP-100 + Prednisone) and 7.4 months for control arm (Mitoxantrone + Prednisone), i.e. a 37% increase over standard of care. Treatment was well-tolerated in all arms. The most frequent Grade 3–4 toxicities (as % of patients in treatment/control arms) were asthenia (8%/0%), and vomiting (4%/0%). Grade 3–4 hematological events included neutropenia (22%/61%) and thrombocytopenia (23%/4%).In 2001, LP-100 received FDA’s fast track status and a Phase 3 international clinical trial for LP-100 in refractory pancreatic patients was started. Clinical trials looked promising in shrinking tumors of drug-resistant pancreatic cancer. However, MGI Pharma stopped the Phase 3 clinical trial because it was unlikely for the trial to reach its objective due to a greater than expected survival benefit associated with the comparator agent (5-FU). In 2005, Phase 2 clinical trial results of LP-100 in women with recurrent and heavily pre-treated ovarian cancer revealed retinal toxicity. This retinal damage was associated with dose and administration of drug.

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

On July 23, 2021, the Company entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity. The transaction included global rights to LP-100, as well as the developed clinical protocol for an intended study in bladder and prostate cancer patients who have a mutation in the ERCC2/3 genes. As a result of this transaction, the Company obtained full authority to manage and guide future clinical development and commercialization of LP-100. Under the terms of the Asset Purchase Agreement, the Company paid an initial upfront payment of $1,000,000 to Allarity, with an additional $1,000,000 held in escrow. The Company determined there was no planned alternative future use for these assets outside of the clinical development of LP-100 and therefore the full amount of the upfront payment was included in research and development expense during the year ended December 31, 2021. The Company released approximately $459,000 from escrow to Allarity related to recertification of LP-100 drug stock during the year ended December 31, 2022. The escrow period under the Asset Purchase Agreement ended in July 2023, and the remaining escrow funds of approximately $541,000 were distributed from escrow to the Company in August 2023. Allarity is also eligible to receive additional milestone payments over the life of the program based on IP license milestones and regulatory filings and approvals in the US and EU, and low- to mid-single-digit royalties on future commercial net sales. As part of the Asset Purchase Agreement, the Allarity License and Development Agreement was terminated.

Additional Research and Development Collaborations for Our Drug Candidates

Virtually all of our product candidate developmental work is expected to be performed in contract labs, academic institutions and other external research centers in the near future, and most of it requires close collaboration with these groups. Our strategic collaborations have specialized focus areas tailored to advancing our pipeline drug candidates and provide expertise benefits. We are or have been involved in the following collaborations relating to development of our product candidates.

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

LP-184 and LP-284 Manufacturing

We have contracted with Shilpa Medicare Limited and affiliates (“Shilpa”) for the cGMP synthesis of LP-184 API material as well as for drug product development and cGMP drug product manufacturing of LP-184. In addition, we have contracted with Shilpa for the cGMP synthesis of LP-284 API material as well as for drug product development and cGMP drug product manufacturing of LP-284.

LP-300 Manufacturing

We have contracted with Curia Global, Inc. (“Curia”) for the manufacture and supply of LP-300 cGMP API material. We have contracted with Berkshire Sterile Manufacturing (“Berkshire”) and Piramal Pharma Solutions (“Piramal”) for the provision of services relating to cGMP drug product manufacturing of LP-300.

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

As of March 1, 2024, we own or control rights in over 160 active patents and patent applications across 12 patent families whose claims are directed to our drug candidates and what we plan to do with our drug candidates. We have in-licensed or acquired patents and patent applications from AF Chemicals, and BioNumerik directed to the compounds, LP-100, LP-184, LP-284 and LP-300, our RADR® platform, and methods of using the compounds. Additionally, we have also filed patent applications to further enhance and extend the use of these in-licensed compounds. Our patents are directed to our drug candidates, their usage, manufacturing, and other matters. These matters are essential to precision oncology and relate to: (a) data-driven, biologically relevant biomarker signatures, (b) patient selection and stratification approaches that rely on prediction of response deriving from these signatures and, (c) the ability to develop novel, combination therapy approaches with existing approved therapeutics.

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

Intellectual Property Portfolio by the Numbers

As of March 1, 2024, our intellectual property portfolio consisted of 12 patent families covered by:

●	Over 45 issued patents across our portfolio of compounds in key, commercially important geographies;

●	Over 120 pending patent applications, including six Patent Cooperation Treaty (PCT) applications;

●	as well as pending trademark registrations, and trademark applications in Japan, Europe, Canada and Australia.

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

Patent Portfolio

We have an extensive multi-national portfolio of intellectual property rights directed to our drug candidates, and their targeted use and development in specific patient populations and in specific therapeutic indications. Our portfolio consists of over 12 patent families across issued patents and pending patent applications. For LP-100, we own and control two in-licensed patent families, including issued US Patents, Japan Patents, and various issued EU Patents directed to LP-100. We have also filed over 12 patent applications directed to our proprietary drug programs together with biomarkers and sensitivity parameters, and four additional patent applications directed to our RADR® platform. These filings include patent applications directed to LP-300 and additional patent applications directed to new manufacturing methods for novel, synthetic illudins, and gene signatures and biomarker profiles indicating sensitivity to LP-100, LP-184, LP-284 and novel synthetic illudins.

●	Our patent family directed to LP-100 has patents that expire as early as August 2026, and patent applications, if granted, that would expire as late as May 2040.

●	Our patent family directed to LP-184 has patents that expire as early as August 2026, and patent applications, if granted, that would expire as late as May 2040.

●	Our patent family directed to LP-300 has patents that expire as early as March 2028, and patent applications, if granted, that would expire as late as March 2042.

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

LP-184 & other Novel, Synthetic Illudin Derivatives

Our portfolio directed to LP-184 consists of over ten families of patents and patent applications and includes six PCT applications. US Patent No. 7655695 relates to acylfulvene analogs that are directed to solid tumor growth inhibition. The patent applications include claims directed to use of LP-184, synthetic illudin analogs or derivatives to treat glioblastoma or other CNS cancers as either a mono or combination therapy, to treat rhabdoid tumors, brain cancer, brain metastases, and pancreatic cancer also as either a mono or combination therapy. The nominal expiration for patents and patent applications directed to LP-184 ranges from 2026 to as late as 2042 and does not account for any applicable patent term adjustments or extensions. We intend to nationalize our patent applications in the US, Australia, Canada, EU, China, and Japan.

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

LP-284 & other Novel, Synthetic Illudin Derivatives

Our portfolio directed to LP-284 consists of at least four patent and patent application families. US Patent No. 7655695 relates to acylfulvene analogs that are directed to solid tumor growth inhibition and US Patent No. 11739043 covers the compound itself. Other patent applications are directed to using LP-284 to treat leukemia and blood cancers and other cancers (as either a mono or combination therapy). The nominal expiration for patents and patent applications directed to LP-284 ranges from 2026 to as late as 2042 and does not account for any applicable patent term adjustments or extensions. We intend file or nationalize our patent applications in the US, Australia, Canada, EU, China, and Japan.

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

Confidentiality & Trade Secrecy

We enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. It is possible, however, that any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. These agreements in general provide that all confidential information developed or made known during the course of an individual or entities’ relationship with us must be kept confidential during and after the relationship. These agreements also generally provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. It is also possible that third parties may develop substantially equivalent proprietary information, platforms or compounds, or otherwise gain access to our trade secrets.

Trademarks

We own various trademarks, applications and unregistered trademarks in the United States and other commercially important markets, including our company name, our A.I. platform, and certain compounds in development. Our trademark portfolio is designed to protect the brands for our Company, our A.I. platform and our portfolio of compounds.

Other Intellectual Property

We believe that our intellectual property rights on the RADR® platform are valuable and important to our business. Our patent position relating to the RADR platform is generally uncertain and involves complex legal and factual questions, which is consistent with patent claims regarding intellectual property of this nature. We rely on a combination of trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee disclosure, and invention assignment agreements, and other legal and contractual rights to establish and protect our proprietary rights.

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

Artificial Intelligence and Drug Development

We believe our proprietary RADR® platform gives us a significant competitive advantage for using AI to both: 1) select, model and license drugs with a well-tolerated safety profile, and 2) quickly and cost-effectively advance drugs towards market by selecting biologically relevant mechanisms of action and their associated biomarkers of activity. Recently, there has been an increase in the use of AI for drug development, and for improved biomarker signature creation correlated to drug response. Due to this recent increase, we face increasing competition in both: 1) developing new drugs, and 2) biomarker signature development. This includes competition with respect to the pool of already existing drug candidates that may be amenable for patient stratification. Our competition in AI-driven drug development for oncology includes, but is not limited to, the following:

●	Development of drug candidates: AbCellera, Atomwise, Benevolent AI, Berg Health, Exscientia, InSilicoMedicine, Iktos, Verge Genomics, Deep Genomics, Recursion Pharmaceuticals and Schrodinger.

●	Development of biomarkers and/or signatures for patient stratification and improved drug development: Adaptive Biotechnologies, BioStrand, Concerto Health, Erasca, Genialis, and ILOF.

Pancreatic Cancer

There are approved standards of care agents for treating pancreatic cancer that are dominated by FOLFIRINOX (consisting of leucovorin calcium (folinic acid), fluorouracil, irinotecan, and oxaliplatin) and gemcitabine-based cytotoxic chemotherapeutic regimens. Recently, in February 2024 the FDA approved irinotecan liposome (Onivyde, Ipsen Biopharmaceuticals, Inc.) with oxaliplatin, fluorouracil, and leucovorin, for the first-line treatment of metastatic pancreatic adenocarcinoma. However, these regimens cause dose limiting toxicities. Liposomal irinotecan (Onivyde®) in combination with 5-FU and LV is recommended in patients that progressed on gemcitabine therapy. In a small subset of patients exhibiting genetic mutations such as those with neurotrophic receptor tyrosine kinase (NTRK) gene fusions, breast cancer gene (BRCA) 1/2 mutations, or patients with elevated microsatellite instability (MSI)-DNA mismatch repair (MMR) status, recently approved targeted therapies such as Vitrakvi and Rozlytrek (approximately 1% of pancreatic cancer patients), poly ADP-ribose polymerase (PARP) inhibitor Lynparza (approximately 5-8% of pancreatic cancer patients) and Keytruda (approximately 1-2% of pancreatic cancer patients) are currently included in treatment guidelines. For eligible patients, paclitaxel (Abraxane®) or docetaxel has been used in the third-line setting in combination with gemcitabine. We believe that currently, no adequate treatment options are available for as much as 80% of advanced stage pancreatic cancer patients.

New agents are also being actively developed for the potential treatment of pancreatic cancer. The competition we may face regarding LP-184 for the potential treatment of pancreatic cancer includes without limitation the following agents that have not yet received marketing approval for the treatment of pancreatic cancer: the chemotherapeutic agent-glufosfamide; the CTGF inhibitor-FG-3019 (pamrevlumab); the tyrosine kinase inhibitor-Masiviera (masitinib); KRAS inhibitor MRTX1133; and the PARP inhibitor Fluzoparib.

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

New agents are also being actively developed for the potential treatment of glioblastoma. The competition we may face regarding LP-184 for the potential treatment of glioblastoma includes without limitation the following: the chemotherapeutic agents Berubicin, and the protein kinase inhibitors Paxalisib, Stivarga (Regorafenib), DB102 (Enzastaurin hydrochloride) and BDTX-1535 and DNA Damage Repair pathway inhibitors such as PARP inhibitors. There are also several immunotherapies in late-stage development for glioblastoma, including oncolytic viruses and tumor cell vaccines.

Triple Negative Breast Cancer

The absence of ER, PR, HER2 markers predisposes TNBC to rapid metastasis, treatment resistance, and a high recurrence rate. In addition, the absence of these receptors limits treatment options for TNBC patients. While TNBC can resist hormone therapy, and immunotherapy in many instances, TNBC is often sensitive to chemotherapeutic agents and radiotherapy.

Standard treatment options for TNBC include:

●	Chemotherapy: Chemotherapy is often the primary systemic treatment for TNBC. Anthracycline-based regimens (such as doxorubicin and epirubicin) and taxane-based regimens (such as paclitaxel and docetaxel) are commonly used. Platinum-based drugs like cisplatin or carboplatin may also be included in the treatment regimen for some patients.
●	Surgery: Surgery is usually recommended to remove the tumor, and may involve a lumpectomy or a mastectomy. In some cases, lymph node dissection may also be performed to check for the spread of cancer to nearby lymph nodes.
●	Radiation Therapy: Radiation therapy is often given after surgery to reduce the risk of cancer recurrence. It may also be used as part of the primary treatment for patients who opt for breast-conserving surgery (lumpectomy) instead of mastectomy.
●	Immunotherapy: In recent years, immunotherapy has shown promising results in the treatment of TNBC, particularly in patients whose tumors express programmed death-ligand 1 (PD-L1). Pembrolizumab, a PD-1 inhibitor, has been approved for use in combination with chemotherapy as first-line treatment for metastatic TNBC with PD-L1 expression.
●	PARP Inhibitors: Poly (ADP-ribose) polymerase (PARP) inhibitors, such as olaparib and talazoparib, have been approved for the treatment of advanced TNBC with germline BRCA mutations.

If an early-stage TNBC is small enough to be removed by surgery, then breast-conserving surgery or a mastectomy with a check of the lymph nodes may be done. In certain cases, such as with a large tumor or if the lymph nodes are found to have cancer, radiation may follow surgery. Chemotherapy after surgery (adjuvant chemotherapy) can reduce the chances of the cancer coming back. For women who have a BRCA mutation and at surgery are found to have a tumor larger than 2cm but no bigger than 5cm OR 1 to 3 axillary lymph nodes with cancer, the targeted PARP inhibitor olaparib might be given for a year after adjuvant chemo. When given this way, it can help some women live longer. Chemotherapy is often given before surgery (neoadjuvant chemotherapy) by itself or with pembrolizumab (Keytruda) to shrink a large tumor and/or lymph nodes with cancer. If cancer is still found in the tissue removed by surgery after neoadjuvant chemotherapy has been given, a few options exist: (i) An oral chemotherapy drug called capecitabine may be prescribed for 18 to 24 weeks.  (ii) Additional pembrolizumab after surgery (adjuvant treatment) can reduce the chances of the cancer coming back. (iii) Olaparib may be givenf or one year to women who have a BRCA mutation to help lower the chance of the cancer recurring.

If TNBC recurs locally, cannot be removed with surgery, and makes the PD-L1 protein, immunotherapy with the drug pembrolizumab along with chemotherapy is an option. Similarly, for advanced TNBC in which the cancer cells show high levels of gene changes called microsatellite instability (MSI) or changes in any of the mismatch repair (MMR) genes (MLH1, MSH2, MSH6, and PMS2), immunotherapy with the drug pembrolizumab might be used. Pembrolizumab might also be an option for TNBC that has a high tumor mutational burden (TMB-H) which is a measure of the number of gene mutations (changes) inside the cancer cells. Cells that have many gene mutations (a high TMB) might be more likely to be recognized as abnormal and attacked by the body’s immune system. For advanced or recurrent TNBC that has failed at least 2 other treatment regimens, the antibody-drug conjugate sacituzumab govitecan (Trodelvy) might be an option. Regardless of the stage of TNBC, participation in a clinical trial of new or investigational treatments for TNBC is also a frequent option since TNBC tends to have a poor prognosis compared to other types of breast cancer.

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

There are approved standard of care agents for treating solid tumor prostate cancer, but there are a lack of approved therapeutic options for non-metastatic castration-resistant prostate cancer (“nmCRPC”) patients and castration-resistant disease in metastatic hormone-naïve prostate cancer (“mHNPC”). The competition we may face in regards to LP-100 and one of the indications of LP-184, specifically mCRPC, includes without limitation the following drugs:

●	Astellas/Pfizer’s Xtandi (enzalutamide), Johnson & Johnson’s Zytiga (abiraterone acetate), Clovis Oncology’s Rubraca (rucaparib), GSK’s Zejula (niraparib), AstraZeneca’s Lynparza (olaparib), and Novartis’ Pluvicto (Lu-PSMA-617) are approved for treatment of metastatic castration-resistant prostate cancer (mCRPC).

●	Xtandi Zytiga and Androgen Deprivation Therapy (“ADT”) to treat mHNPC and nmCRPC, respectively.

●	Pfizer has tested Talazoparib and Enzalutamide to treat mCRPC

●	BeiGene has used Pamiparib to treat mCRPC

We believe LP-184 is unique and has promise for potential use in multiple proposed biomarker profile targeted indications where there are unmet treatment needs.

Non Small Cell Lung Cancer (NSCLC)

We believe LP-300 may have an advantage to approved drugs on the market by serving as a well-tolerated agent in combination with multiple existing standards of care drugs for the NSCLC patient population or female NSCLC patient population. Beyond traditional chemotherapies (carboplatin/ pemetrexed and/or cisplatin/paclitaxel), NSCLC treatments with potential use for the never smoker patient population include targeted small molecules and biologics, which include, without limitation, the approved EGFR inhibitors erlotinib, gefitinib, afatinib, and osimertinib and monoclonal antibody amivantamab-vmjw; the approved ALK inhibitors brigatinib, ceritinib, and crizotinib; the approved MET inhibitor tepotinib; the approved RET inhibitors pralsetinib and selpercatinib; and the approved immune checkpoint inhibitors pembrolizumab, atezolizumab, and ramucirumab. Many of these agents are used in specific NSCLC subtypes either as single agents or in various combinations. Many patients with NSCLC receive treatment with tyrosine kinase inhibitors (TKI’s). Most patients treated with 1st or 2nd generation TKI’s will eventually develop resistance to treatment, therefore requiring additional therapeutic options. H002, a fourth generation EGFR inhibitor entering phase 1/ 2 trials may have potential for treatment of NSCLC subtypes with various EGFR activating mutations that are common among never smokers and that also underlie resistance to other therapies.

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

Clinical trials in the United States generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

●	Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the drug candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, tolerability and safety of the drug.

●	Phase 2 clinical trials involve studies in disease-affected patients to determine the dose and dosing schedule required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

●	Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, are conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check-points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal safety studies and also must develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of our drug candidates. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that our drug candidates do not undergo unacceptable deterioration over their labeled shelf life.

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

Employees

As of the date of this report, we employ a total of 21 employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We believe that we maintain strong relations with our employees.

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

Since our inception, we have incurred losses. Our net losses were approximately $15,962,000 and $14,260,000 for the years ended December 31, 2023 and 2022, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our current drug candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized drug that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Based on our anticipated expenditures and capital commitments as of the date of this report, we believe our existing cash and cash equivalents as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Form 10-K for the year ended December 31, 2023. Our estimate as to how long we expect our existing cash, cash equivalents and other capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

In the near term, we are dependent on our ability to advance the development of LP-300, LP-184, LP-284, and LP-100. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize LP-300, LP-184, LP-284, LP-100 and our other drug candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

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

Today, the United Kingdom is outside the European Union and mostly no longer subject to its rules. Significant portions of the regulatory framework in the United Kingdom have been derived from European Union directives and regulations. Any delay in obtaining, or an inability to obtain, any marketing approvals, would prevent us from commercializing our drug candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our drug candidates, which could materially and adversely affect our business.

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

We have secured clinical trial liability insurance coverage regarding our clinical trials of LP-300, LP-184 and LP-284 and will be securing clinical trial liability insurance coverage before commencing patient enrollment for our other future clinical trials. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. We expect we will supplement our clinical trial coverage with product liability coverage in connection with the potential commercial launch of our drug candidates; however, we may be unable to obtain such increased coverage on acceptable terms or at all. If we are found liable in a clinical trial lawsuit or a product liability lawsuit in the future, we will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We and/or our third-party manufacturers may be adversely affected by developments outside of our control, and these developments may delay or prevent further manufacturing of our drugs. Adverse developments may include labor disputes, resource constraints, shipment delays, inventory shortages, lot failures, impacts related to epidemics or infectious disease outbreaks, geopolitical turmoil in Ukraine, Gaza and elsewhere, unexpected sources of contamination, lawsuits related to our manufacturing techniques, equipment used during manufacturing, or composition of matter, unstable political environments, acts of terrorism, war, natural disasters, and other natural and man-made disasters. If we or our third-party manufacturers were to encounter any of the above difficulties, or otherwise fail to comply with contractual obligations, our ability to provide any drug for clinical trial or commercial purposes would be jeopardized. This may increase the costs associated with completing our clinical trials and commercial production. Further, production disruptions may cause us to terminate ongoing clinical trials and/or commence new clinical trials at additional expense. We may also have to take inventory write-offs and incur other charges and expenses for drugs that fail to meet specifications or pass safety inspections. If production difficulties cannot be solved with acceptable costs, expenses, and timeframes, we may be forced to abandon our clinical development and commercialization plans, which could have a material adverse effect on our business, prospects, financial condition, and the value of our securities.

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

As of the date of this report, we employ a total of 21 employees. Our current internal departments include clinical development, preclinical research and development, RADR® platform and information technology team, and finance and administration. We intend to expand our management team to include an operation ramp up of additional scientific development and technical staff required to achieve our business objectives. We also intend to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and advance our drug candidates towards commercializations. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including rising inflation rates, the continuing impact of the COVID-19 pandemic, the Ukrainian/Russian and Israeli/Palestinian conflicts and related sanctions, bank failures, and economic uncertainties related to these conditions.

For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In response to rising inflation, the U.S. Federal Reserve has raised, and may again raise, interest rates, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

While the COVID-19 pandemic has abated, many of the consequences of the COVID-19 pandemic continue to cause disruption and increased costs for businesses. In the case of clinical stage biopharmaceutical companies, we believe there continue to be, among other things, supply chain disruptions that are causing delays in the delivery of drug candidates and comparator products and healthcare staffing shortages that are causing delays in the establishment of test sites and the conduct of clinical trials.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022 and the eruption of the Israeli/Palestinian conflict in October 2023, including as a result of economic sanctions and export controls against Russia and countermeasures taken by Russia. The full economic and social impact of these sanctions and countermeasures, in addition to the ongoing military conflicts in Ukraine and Gaza, which could conceivably expand, remains uncertain; however, both the conflicts and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. While we do not currently operate in Russia, Ukraine or the Middle East, as the adverse effects of these conflicts continue to develop our business and results of operations may be adversely affected.

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

We are party to license and funding agreements that impose, and we may enter into additional licensing and funding arrangements with third parties that may impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing and funding agreements, we are obligated to pay certain specified milestone payments and royalties on net drug sales of drug candidates or related technologies to the extent they are covered by the agreements. If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements or require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any drug candidate being developed under any such agreement. For example, under our agreement with AF Chemicals, LLC (“AF Chemicals”), we are required to use commercially reasonable efforts to research, develop and commercialize LP-184. If we fail to meet the foregoing obligation, then, under certain circumstances, AF Chemicals may terminate the AF Agreement and may exercise the exclusive, sub-licensable and worldwide license we granted AF Chemicals in and to certain of our intellectual property to develop and commercialize LP-184. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our common stock has traded on the Nasdaq Capital Market since June 11, 2020. From June 12, 2020 through March 1, 2024, our common stock has frequently been thinly traded, with an average daily trading volume of approximately 61,101 shares and prices ranging from a low of $2.38 to a high of $24.84 per share. There can be no assurance that the market for our common shares will become more liquid. The stock market in general, and shares of early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to increase the trading volume for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

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

Our marketable securities have had and may in the future have their market value adversely affected due to rises in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $12,000 and $59,000 for the years ended December 31, 2023 and 2022, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material.

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

Our directors, executive officers, and their respective affiliates, beneficially own approximately 7.3% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to substantially impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to substantially impact the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy. We employ processes for assessing, identifying, and managing material risks from cybersecurity threats that are incorporated into our overall risk management system. These items are designed to help protect our information assets from internal and external threats and protect the integrity and confidentiality of our data. Our system includes procedural and technical safeguards, response planning, and reviews of our policies. We engage various external entities, including consultants, to improve and enhance our cybersecurity processes and oversight. We provide employees and consultants with cybersecurity and prevention training including timely and relevant topics covering phishing, mobile security, and data protection and the need for reporting incidents and suspicious events immediately.

Although we develop and maintain systems and controls designed to prevent cybersecurity threats from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with service providers and relating to patients participating in clinical trials, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance. Our senior management team conducts the regular assessment and management of material risks from cybersecurity threats, including review with our information technology team and third-party service providers. All employees and consultants are directed to report to our senior management any irregular or suspicious activity that could indicate a cybersecurity threat or incident. The Audit Committee of our Board of Directors evaluates our cybersecurity assessment and management policies, including quarterly discussions with our senior officers and independent registered accounting firm.

Item 2. Properties.

Our principal executive office is located at 1920 McKinney Avenue, 7th Floor, Dallas, Texas 75201. During 2023 and 2022, we leased access to office space and meeting facilities at this location under month-to-month lease arrangements. We also leased additional office space in the Dallas, Texas area and in the Atlanta, Georgia area under operating leases that commenced in May 2021 and were scheduled to expire in April 2023. In March 2023, we renewed and extended our leases for office space and access to meeting facilities in the Dallas, Texas area and in the Atlanta, Georgia area. Our operating lease expense was approximately $178,000 and $144,000 for the years ended December 31, 2023 and 2022, respectively.

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

Stockholders

As of March 1, 2024, there were 12 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Unregistered Sales of Securities

Options

The Company issued 12,000 shares of restricted common stock to consultants with a grant date fair value of approximately $63,000 during the year ended December 31, 2023.

The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The sales of these securities were made without any general solicitation or advertising.

Issuer Purchases of Equity Securities

On November 21, 2023, the Company entered into separate Securities Purchase Agreements with Bios Fund I QP, LP and Bios Fund I, LP (the “Bios Entities”) pursuant to which the Company agreed to purchase from the Bios Entities a total of 145,348 shares (the “Shares”) of Company common stock, at a purchase price of $3.44 per share, for a total purchase price of $499,997.12. The agreements contained customary representations, warranties, and covenants for agreements of such nature. The transactions under the agreements closed prior to November 30, 2023. The Bios Entities are part of a related family of investment partnerships under common control, which collectively beneficially own greater than 10% of the Company’s issued and outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The table below contains information as of December 31, 2023 regarding the Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended (the “Plan”). Additional information regarding the Plan is contained in Note 6 to our consolidated financial statements included as part of this report. The Company does not have any equity compensation plans that have not been approved by stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,091,196 shares of Common Stock	$6.11 per share	473,191 shares of Common Stock

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total:	1,091,196 shares of Common Stock	$6.11 per share	473,191 shares of Common Stock

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

Overview

We are a clinical stage biotechnology company, focused on leveraging artificial intelligence (“A.I.”), machine learning and genomic data to streamline the drug development process and to identify the patients that will benefit from our targeted oncology therapies. Our portfolio of therapies consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 60 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

We now have active clinical programs for our three lead small molecule drug candidates: LP-300, LP-184, and LP-284. These programs are focused on multiple important cancer indications, including both solid tumors and blood cancers. We have established a wholly-owned subsidiary, Starlight Therapeutics, to focus exclusively on the clinical development of our promising opportunities for central nervous system (“CNS”) and brain cancers, many of which have no effective treatment options. We are also advancing an antibody-drug conjugate (“ADC”) program focused on developing highly specific ADCs with highly potent drug-payloads.

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

Our current portfolio consists of three lead drug candidates that are in clinical phases (known as LP-300, LP-184 and LP-284) and an Antibody Drug Conjugate (ADC) program that is in preclinical research optimization. In January 2023, we formed a wholly owned subsidiary, Starlight Therapeutics Inc. (“Starlight”), to develop drug candidate LP-184’s central nervous system (CNS) and brain cancer indications – including glioblastoma (GBM), brain metastases (brain mets.), and several rare pediatric CNS cancers. Following the formation of Starlight, we refer to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”. All of these drug candidates and our ADC program are leveraging precision oncology, A.I. and genomic driven approaches to accelerate and direct development efforts.

We are currently conducting a targeted phase 2 trial (the Harmonic™ trial) for LP-300 in never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. Our candidate LP-184 has shown promising in-vitro and in vivo anticancer activity in multiple solid tumor indications (including pancreatic, glioblastoma and triple negative breast cancer), and it is advancing in a Phase 1A clinical trial that commenced in mid-2023. Our candidate LP-284 has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. LP-284 is advancing in a Phase 1A clinical trial that commenced in the fourth quarter of 2023.

Our ADC program has also continued to advance. In 2023, we entered into a research collaboration with Bielefeld University in Germany focused on development of ADCs utilizing cryptophycin as the ADC drug-payload. Cryptophycins are promising antitumor molecules that have demonstrated potency at ultra-low, picomolar, concentrations. In a broad range of preclinical studies, the cryptophycin-ADC synthesized as part of the Bielefeld collaboration demonstrated promising picomolar level potency and anti-tumor activity in multiple solid tumor cell lines, including breast, bladder, colorectal, gastric, pancreatic and ovarian.

In addition to our lead drug candidates and ADC program, we also have an additional drug candidate, LP-100, that we believe has potential for future development in combination with the class of anticancer agents known as PARP inhibitors (PARPi). For LP-100, as well as our lead drug candidate LP-300, we are leveraging data from prior preclinical studies and clinical trials, along with insights generated from our A.I. platform, to target the types of tumors and patient groups we believe will be most responsive to the drug. Both LP-100 and LP-300 showed promise in important patient subgroups, but failed pivotal Phase 3 trials when the overall results did not meet the predefined clinical endpoints. We believe that this was due to a lack of biomarker-driven patient stratification.

LP-300 has been studied in multiple randomized, controlled, multi-center non-small cell lung cancer, or NSCLC, trials that included administration of either paclitaxel and cisplatin and/or docetaxel and cisplatin. LP-100 has previously been in a genomic signature guided phase 2 clinical trial in Denmark for patients with metastatic castration resistant prostate cancer (mCRPC). 9 patients (out of a targeted enrollment of 27) were treated in the trial. The median overall survival (OS) for the initial group of 9 patients was approximately 12.5 months, which is an improvement over other similar fourth-line treatment regimens for mCRPC. Based on our evaluation of the synergies of LP-100 with PARP inhibitors, the decision was made in the first quarter of 2023 to close the phase 2 clinical trial in Denmark, to allow the focus of LP-100-directed resources on positioning the molecule for development in earlier lines of therapy with potentially larger market opportunities. LP-100 was previously out-licensed by us to Allarity Therapeutics A/S. In July 2021, we entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for LP-100 from Allarity.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $15,962,000 and $14,260,000 for the years ended December 31, 2023 and 2022, respectively.

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

Components of Our Results of Operations

Revenues

We did not recognize revenues for the years ended December 31, 2023 and December 31, 2022.

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

●	expenses incurred towards consultants, laboratories and investigators that conduct our preclinical or clinical research activities; and

●	the cost of acquiring and developing preclinical and clinical study materials and lab supplies, including manufacturing costs related to our drug candidates.

We expense research and development costs to operations as incurred.

Our research and development costs by project category for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
LP-300	$3,532,730	$2,870,494
LP-184	4,359,872	3,104,060	*
LP-284	2,219,492	904,362
LP-100	123,949	696,038
ADC Program	248,665	44,787
RADR® Platform	976,240	849,382
Other	433,367	133,831
Total research and development expenses	$11,894,315	8,602,954

* Research and Development costs relating to LP-184 for the year ended December 31, 2022 were reduced by $935,000 as a result of a payment we received in July 2022 from one of our service providers in connection with the resolution of a difference of views regarding the service provider agreement. This payment received by us offset other LP-184 costs during the year ended December 31, 2022.

We expect that our research and development expenses will continue to increase as we progress our clinical trials for LP-300, LP-184 and LP-284, advance clinical development of LP-100, and advance our other programs and drug candidates. We expect this increase to include additional expenses associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

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

Summary Results of Operations for the Years Ended December 31, 2023 and December 31, 2022

	For the Year Ended December 31,
	2023	2022
Operating expenses:
General and administrative	$5,983,255	$5,829,799
Research and development	11,894,315	8,602,954
Total operating expenses	17,877,570	14,432,753
Loss from operations	(17,877,570)	(14,432,753)
Interest income	765,388	204,355
Other income (expense), net	1,150,648	(31,548)
NET LOSS	$(15,961,534)	$(14,259,946)

Comparison of the Years Ended December 31, 2023 and December 31, 2022

General and Administrative Expenses

General and administrative expenses increased approximately $153,000, or 3%, from approximately $5,830,000 for the year ended December 31, 2022 to approximately $5,983,000 for the year ended December 31, 2023. The increase was primarily attributable to increases in other professional fees of $445,000, increases in travel expenses of $150,000, increases in payroll and compensation expenses of $141,000 and increases in rent expense of $38,000. This was partially offset by decreases in corporate insurance expense of $412,000, decreases in legal and patent related expenses of $102,000, decreases in business development expenses of $50,000, decreases in office and administrative expenses of $38,000 and decreases in other general and administrative office expenses of $23,000.

Research and Development Expenses

Research and development expenses increased approximately $3,291,000, or 38%, from approximately $8,603,000 for the year ended December 31, 2022 to approximately $11,894,000 for the year ended December 31, 2023. The increase was primarily attributable to increases in research studies of approximately $2,980,000, increases in consulting expenses of approximately $160,000 and increases in research and development payroll expenses of approximately $1,241,000. These increases were partially offset by decreases in product candidate manufacturing related expenses of approximately $631,000, and decreases of approximately $459,000 in payments to Allarity Therapeutics. During the year ended December 31, 2022, we released an escrow payment of approximately $459,000 to Allarity Therapeutics, and there was not a release of escrow payment amounts to Allarity Therapeutics during the year ended December 31, 2023. Manufacturing related expenses for the year ended December 31, 2022 were also reduced by $935,000 as a result of a payment we received in July 2022 from one of our service providers in connection with the resolution of a difference of views regarding the service provider agreement.

Interest Income and Other Income (Expense)

Interest income increased approximately $561,000 from $204,000 during the year ended December 31, 2022 to approximately $765,000 for the year ended December 31, 2023. The increase was primarily driven by changes in the interest rate environment, resulting in corporate bonds being purchased at a discount rather than a premium. During the year ended December 31, 2023, we recognized noncash income of approximately $173,000 related to the accretion of corporate bond discounts as compared to a noncash expense of approximately $82,000 during the year ended December 31, 2022. We also opened a new money market account during the year ended December 31, 2023 that returned approximately $253,000 of interest.

Other income (expense), net increased approximately $1,182,000 from a loss of approximately $32,000 for the year ended December 31, 2022 to a gain of approximately $1,151,000 for the year ended December 31, 2023. This increase was primarily attributable to increases in unrealized gains on investments of approximately $625,000, increases in dividend income of approximately $531,000, and a reduction in foreign currency losses of approximately $47,000, offset by a reduction of approximately $21,000 in research and development tax incentives related to the Australia subsidiary. We recorded research and development tax incentive receivables of approximately $427,000 with respect to the year ended December 31, 2023 related to the Australia subsidiary.

Liquidity and Capital Resources

We incurred net losses of approximately $15,962,000 and $14,260,000 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had working capital of approximately $40,663,000.

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

In November 2021, the Company’s Board of Directors authorized a share repurchase program to acquire up to $7,000,000 of our common stock. During the year ended December 31, 2022, we repurchased 353,667 shares of common stock pursuant to the repurchase program for a total of approximately $2,482,000, including purchase fees. The share repurchase program terminated July 31, 2022. During 2023, we also repurchased 145,348 shares of our common stock for approximately $497,000.

As of December 31, 2023 and 2022, we had cash and cash equivalents of approximately $21,938,000 and $37,202,000, respectively. Based on our anticipated expenditures and capital commitments as of the date of this report, we believe that our existing cash and cash equivalents as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing this Form 10-K. As of December 31, 2023 and 2022, we had marketable securities of approximately $19,365,000 and $17,994,000, respectively.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Year ended December 31,
	2023	2022
Net cash flows used in operating activities	$(14,346,548)	$(12,767,492)
Net cash flows provided by (used in) investing activities	(930,210)	179,268
Net cash flows used in financing activities	(499,997)	(2,182,498)
Effect of foreign exchange rates on cash	(28,462)	(10,607)
Net decrease in cash, cash equivalents and restricted cash	$(15,805,217)	$(14,781,329)

Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was approximately $14,347,000 compared to approximately $12,767,000 for the year ended December 31, 2022. The increase in net cash used in operating activities was primarily the result of the increase in the net loss for the year ended December 31, 2023, offset in part by increases in interest and dividend income.

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was approximately $930,000 compared to net cash provided of approximately $179,000 for the year ended December 31, 2022. The change is primarily a result of making more net investments in marketable securities during the year ended December 31, 2023 than we did during the year ended December 31, 2022.

Financing Activities

For the year ended December 31, 2023, net cash used in financing activities was approximately $500,000 compared to approximately $2,182,000 for the year ended December 31, 2022. The decrease in net cash used in financing activities was primarily due to a significantly lower level of share repurchases during the year ended December 31, 2023.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we continue our clinical trials of LP-300, LP-184 and LP-284, advance clinical development of LP-100, pursue development of our other drug candidates, and seek potential future marketing approval for our drug candidates which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license and grant revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

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

Each option award is subject to specified vesting schedules and requirements. Compensation expense is charged to us over the required service period to earn the award which is expected to be up to four years, subject to the achievement of time and event-based vesting requirements. For the years ended December 31, 2023 and 2022, we have incurred share-based compensation expense related to equity awards totaling approximately $1,068,000 and $1,188,000, respectively.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of December 31, 2023 and 2022.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $12,000 and $59,000 for the years ended December 31, 2023 and 2022, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

Item 8. Financial Statements and Supplementary Data.

LANTERN PHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lantern Pharma Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lantern Pharma Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

March 18, 2024

Lantern Pharma Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2023	2022
CURRENT ASSETS
Cash and cash equivalents	$21,937,749	$37,201,786
Restricted cash	-	541,180
Marketable securities	19,364,923	17,994,299
Prepaid expenses & other current assets	2,038,653	2,985,472
Total current assets	43,341,325	58,722,737

Property and equipment, net	52,127	48,008
Operating lease right-of-use assets	228,295	47,687
Other assets	25,869	17,889

TOTAL ASSETS	$43,647,616	$58,836,321

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,505,211	$2,745,407
Operating lease liabilities, current	172,975	52,890
Total current liabilities	2,678,186	2,798,297

Operating lease liabilities, net of current portion	61,496	-

TOTAL LIABILITIES	2,739,682	2,798,297

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at December 31, 2023 and December 31, 2022; $.0001 par value) (Zero shares issued and outstanding at December 31, 2023 and December 31, 2022)	-	-
Common Stock (25,000,000 authorized at December 31, 2023 and December 31, 2022; $.0001 par value) (10,721,192 shares issued and outstanding at December 31, 2023; 10,857,040 shares issued and outstanding at December 31, 2022)	1,072	1,086
Additional paid-in capital	96,258,726	95,691,194
Accumulated other comprehensive loss	(107,460)	(371,386)
Accumulated deficit	(55,244,404)	(39,282,870)
Total stockholders’ equity	40,907,934	56,038,024

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,647,616	$58,836,321

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2023	2022
Operating expenses:
General and administrative	$5,983,255	$5,829,799
Research and development	11,894,315	8,602,954
Total operating expenses	17,877,570	14,432,753
Loss from operations	(17,877,570)	(14,432,753)
Interest income	765,388	204,355
Other income (expense), net	1,150,648	(31,548)

NET LOSS	$(15,961,534)	$(14,259,946)

Net loss per share of common shares, basic and diluted	$(1.47)	$(1.31)

Weighted-average number of common shares outstanding, basic and diluted	10,842,365	10,850,579

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2023	2022

NET LOSS	$(15,961,534)	$(14,259,946)

Other comprehensive gain (loss)
Unrealized gain (loss) on available-for-sale securities	282,252	(296,448)
Unrealized gain (loss) on foreign currency translation	(18,326)	17,751
Other comprehensive gain (loss)	263,926	(278,697)
Comprehensive loss	$(15,697,608)	$(14,538,643)

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, January 1, 2022	-	$-	11,088,835	$1,109	$96,685,924	$(92,689)	$(25,022,924)	$71,571,420
Common stock issued from warrant exercise	-	-	95,779	10	299,778	-	-	299,788
Common stock issued from option exercise	-	-	26,093	3	(3)	-	-	-
Share repurchase	-	-	(353,667)	(36)	(2,482,250)	-	-	(2,482,286)
Stock-based compensation	-	-	-	-	1,187,745	-	-	1,187,745
Net loss	-	-	-	-	-	-	(14,259,946)	(14,259,946)
Other comprehensive loss	-	-	-	-	-	(278,697)	-	(278,697)
Balance December 31, 2022	-	$-	10,857,040	$1,086	$95,691,194	$(371,386)	$(39,282,870)	$56,038,024

Issuance of restricted common stock awards	-	-	12,000	1	50,064	-	-	50,065
Cancellation of restricted common stock awards	-	-	(2,500)	-	-	-	-	-
Share repurchase	-	-	(145,348)	(15)	(499,982)	-	-	(499,997)
Stock-based compensation	-	-	-	-	1,017,450	-	-	1,017,450
Net loss	-	-	-	-	-	-	(15,961,534)	(15,961,534)
Other comprehensive gain	-	-	-	-	-	263,926	-	263,926
Balance, December 31, 2023	-	$-	10,721,192	$1,072	$96,258,726	$(107,460)	$(55,244,404)	$40,907,934

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,961,534)	$(14,259,946)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	14,615	10,081
Amortization (accretion) of investment premiums (discounts)	(173,086)	81,870
Non-cash lease adjustments	160,228	144,600
Stock based compensation	1,067,515	1,187,745
Foreign currency remeasurement loss	11,500	58,598
Realized loss on sale of marketable securities	115,840	128,922
Unrealized (gain) loss on marketable securities	(119,650)	492,501
Changes in assets and liabilities:
Operating lease liabilities	(159,255)	(158,402)
Prepaid expenses & other current assets	941,440	(1,033,820)
Accounts payable and accrued expenses	(236,181)	580,359
Other assets	(7,980)	-
Net cash flows used in operating activities	(14,346,548)	(12,767,492)

INVESTING ACTIVITIES
Purchase of property and equipment	(18,734)	(27,844)
Purchase of marketable securities	(8,196,143)	(3,912,570)
Redemptions of marketable securities	7,284,667	4,119,682
Net cash flows (used in) provided by investing activities	(930,210)	179,268

FINANCING ACTIVITIES
Proceeds from warrant and stock option exercise	-	299,788
Repurchases of shares including commissions	(499,997)	(2,482,286)
Net cash flows used in financing activities	(499,997)	(2,182,498)

Effect of foreign exchange rates on cash	(28,462)	(10,607)

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE YEAR	(15,805,217)	(14,781,329)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	37,742,966	52,524,295

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$21,937,749	$37,742,966

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	21,937,749	37,201,786
Restricted cash	-	541,180
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	21,937,749	37,742,966

Non-cash investing and financing activities:
Operating lease right-of-use asset acquired through operating lease liability	$141,989	$-
Remeasurement of operating lease right-of-use asset and operating lease liability	198,847	-
Unrealized losses on debt securities	(282,252)	(296,448)

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR® platform. This now includes three lead drug candidates and an Antibody Drug Conjugate (ADC) program directed towards eleven disclosed therapeutic targets:

●	LP-300 (Tavocept), which we are currently advancing in a Phase 2 clinical trial, the Harmonic™ trial, focused on never smokers with advanced non-small cell lung cancer;

●	LP-184, which we are advancing in a Phase 1 clinical trial, and has potential for treatment of solid tumors including pancreatic, breast, bladder, and lung cancers, and glioblastoma and other CNS cancers. Following the formation of Starlight, the Company now refers to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”;

●	LP-284, the stereoisomer (enantiomer) of LP-184, is advancing in a recently launched Phase 1 clinical trial, and has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184; and

●	Our ADC program is focused on developing highly specific ADCs with highly potent drug-payloads.

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

Any reference in these notes to applicable guidance refers to Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). To date, the Company has operated its business as one segment. The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Lantern Pharma Limited, Starlight Therapeutics Inc. and Lantern Pharma Australia Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Note 2. Liquidity

The Company incurred a net loss of approximately $15,962,000 and $14,260,000 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had working capital of approximately $40,663,000.

The Company plans to continue to explore periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash and cash equivalents as of December 31, 2023, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing this Form 10-K for the year ended December 31, 2023.

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

Our marketable securities have had and may in the future have their market value fluctuate due to rises or falls in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are federally insured. Interest bearing and non-interest bearing accounts we hold at these banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Substantially all of our cash balances held at banking institutions at December 31, 2023 are in excess of FDIC coverage.

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

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with a short-term maturity of 3 months or less to be cash equivalents. Cash equivalents at December 31, 2023 and 2022 were approximately $20,881,000 and $1,271,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s consolidated balance sheets.

Restricted Cash

The Company considers cash held in escrow for the purposes of contractual contingencies to be restricted cash. Restricted cash at December 31, 2022 was approximately $541,000 and is included under the caption restricted cash on the Company’s consolidated balance sheets. All of the restricted cash at December 31, 2022 related to escrow amounts paid in connection with the Asset Purchase Agreement entered into by the Company and Allarity Therapeutics in July 2021 (See Note 4). The escrow period under the Asset Purchase Agreement ended in July 2023, and the remaining escrow funds were distributed from escrow to the Company in August 2023.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2023 totaled approximately $2,039,000 and included approximately $746,000 of upfront payments for contractor fees, academic research studies and services, and subscriptions, approximately $125,000 of intellectual property related licensing and other fees, approximately $308,000 of prepaid annual insurance fees, and approximately $860,000 of receivables from interest and tax incentives.

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

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, and mutual funds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” or “Accumulated other comprehensive loss” on the consolidated balance sheets until realized. Interest is reported within “Interest income” and dividend income is reported within “Other (expense) income, net” on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in “Other income, net” on the consolidated statements of operations, and any remaining unrealized losses are included in “Accumulated other comprehensive loss” on the consolidated balance sheets. There were no credit losses recorded for the years ended December 31, 2023 and 2022. There was no impairment charge for any unrealized losses for the years ended December 31, 2023 and 2022. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in “Other (expense) income, net” on the consolidated statements of operations.

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

Recently Adopted Accounting Standards

Current Expected Credit Loss

In June 2016 the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This introduces new methodology for recognition of credit losses - the current expected credit loss (“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument, unless the company elects to recognize such instruments at fair value with changes in profit and loss. CECL was adopted on January 1, 2023 and had no impact on the Company’s consolidated financial statements.

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

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the years ended December 31, 2023 and 2022, respectively. These expensed amounts are included under research and development expenses in the accompanying consolidated statements of operations.

	Year Ended
	December 31,
	2023	2022

Amount Expensed for License, Strategic Alliance, and Research Agreements	$5,993,000	$5,222,000	*

*	Amounts expensed for License, Strategic Alliance, and Research Agreements during the year ended December 31, 2022 were reduced by $935,000 as a result of a payment we received in July 2022 from one of our service providers in connection with the resolution of a difference of views regarding the service provider agreement. This payment received by us offset other expenses for License, Strategic Alliance, and Research Agreements during this period.

Set forth below at December 31, 2023 and 2022, respectively, are (1) the approximate amounts accrued and payable under the License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under the License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying consolidated balance sheets at December 31, 2023 and 2022.

	2023	2022

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$1,563,000	$1,813,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$511,000	$1,595,000

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

In addition to the recovery of patent costs, the Company has the right to recover the $25,000 upfront payments made in connection with entry into the Assignment Agreement, which payments are recoverable prior to making any royalty or third-party transaction sharing payments. The Company also has the right to recover previously incurred LP-300 development and regulatory costs, with up to a mid-single digit percentage of net revenue amounts to be applied towards repayment of development and regulatory costs until such costs are fully recovered. No amounts were expensed with respect to BioNumerik during the years ended December 31, 2023 and 2022, respectively.

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

Pursuant to the Second Addendum, the Company made specified payments to AF Chemicals during the twelve months ended December 31, 2021. The Second Addendum also provides that, from December 30, 2020 until January 15, 2025, the Company will have no obligation to pay annual licensing fees, development diligence extension payments, or patent maintenance fee payments to AFC under the AFC License Agreement.

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

Pursuant to the AFC License Agreement the Company made annual licensing fee payments to AF Chemicals relating to LP-184 for periods prior to signing the Second Addendum. In addition, the Company is obligated to make milestone payments to AF Chemicals at the time of an Investigational New Drug Application (“IND”) filing relating to LP-184 or LP-284 and also upon reaching additional specified milestones in connection with the development and potential marketing approval of LP-184 or LP-284 in the United States, specified countries in Europe, and other countries.

The AFC License Agreement also provides that the Company will pay AF Chemicals a royalty of at least a very small single digit percentage of specified net sales of LP-184, LP-284 and other analogs. In addition, the AFC License Agreement contains specified time requirements for the Company to file an IND, enroll patients in clinical trials, and file a potential NDA with respect to LP-184, with the ability for the Company to pay AF Chemicals additional amounts ranging up to an amount in the low hundreds of thousands of dollars for each one, two, three and four year extension to such development time requirements, with additional extensions beyond four years to be negotiated by the Company and AF Chemicals.

Pursuant to the Second Addendum, no additional payments of annual licensing fees or development diligence extension payments related to LP-184 or LP-284 are required to be made by the Company until January 15, 2025, at which time these obligations will resume. The Company will also be obligated to make payments to AF Chemicals relating to LP-100 beginning January 15, 2025, as described below.

In the event of a sublicense of the LP-184 or LP-284 rights, the Company is obligated to pay AF Chemicals (a) a low double-digit percentage of the gross income and fees received by the Company with respect to the United States in connection with such sublicense, and (b) a lower double digit percentage of the gross income and fees received by the Company with respect to Europe and Japan in connection with such sublicense.

The amounts to be paid to AF Chemicals with respect to LP-100 under the AFC License Agreement are in many ways similar to the amounts to be paid with respect to LP-184 as described above. In addition, the AFC License Agreement contains specified time requirements for the Company to enroll patients in clinical trials and file a potential NDA with respect to LP-100. Extension fees may be paid by the Company to AF Chemicals from time to time related to these requirements. Pursuant to the Second Addendum with AF Chemicals, no additional payments of annual licensing fees or development diligence extension payments are required to be made by the Company with respect to LP-100 until January 15, 2025, at which time these obligations will resume. Approximately $175,000 and $125,000 were expensed with respect to the AFC License Agreement during the years ended December 31, 2023 and 2022, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations.

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

On July 23, 2021, the Company entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity. The transaction includes global rights to LP-100, as well as the developed clinical protocol for an intended study in bladder and prostate cancer patients who have a mutation in the ERCC2/3 genes. As a result of this transaction, the Company has full authority to manage and guide future clinical development and commercialization of LP-100. Under the terms of the Asset Purchase Agreement, the Company paid an initial upfront payment of $1,000,000 to Allarity, with an additional $1,000,000 held in escrow. The Company determined there was no planned alternative future use for these assets outside of the clinical development of LP-100 and therefore the full amount of the upfront payment was included in research and development expense. The Company released approximately $459,000 from escrow to Allarity related to recertification of LP-100 drug stock during the year ended December 31, 2022. The escrow period under the Asset Purchase Agreement ended in July 2023, and the remaining escrow funds of approximately $541,000 were distributed from escrow to the Company in August 2023. Allarity is also eligible to receive additional milestone payments over the life of the program based on IP license milestones and regulatory filings and approvals in the US and EU, and low- to mid-single-digit royalties on future commercial net sales. As part of the Asset Purchase Agreement, the Allarity License and Development Agreement was terminated. Approximately $459,000 was expensed with respect to Allarity during the year ended December 31, 2022, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. No amounts were expensed with respect to Allarity during the year ended December 31, 2023.

Fortrea Inc.

In May 2023, the Company entered into initial agreements with Fortrea Inc. (“Fortrea”) to begin serving as the lead contract research organization (CRO) for the Company’s Phase 2 clinical trial for LP-300 and the Company’s Phase 1 clinical trial for LP-184. In July 2023, the Company entered into a clinical master services agreement and work orders with Fortrea regarding additional CRO services to be provided by Fortrea relating to the LP-300 Phase 2 trial and the LP-184 Phase 1 trial. In October 2023, the Company entered into a start-up work order with Fortrea regarding start-up assistance services to be provided by Fortrea relating to the LP-284 Phase 1 trial. Approximately $2,096,000 was expensed with respect to the Fortrea agreements during the year ended December 31, 2023, which amount is included in research and development expenses in the accompanying consolidated statements of operations. No amounts were expensed with respect to the Fortrea agreements during the year ended December 31, 2022. The Company expects to make substantial payments for services to be provided over the next 18 to 24 months in connection with services provided by Fortrea as well as clinical trial site and other pass-through costs relating to the LP-300 Phase 2 trial and the LP-184 and LP-284 Phase 1 trials.

Patheon API Services

The Company has entered into agreements with Patheon API Services, Inc. (“Patheon”) for the manufacture and supply of cGMP material to support the Company’s Phase 2 clinical trial for its product candidate LP-300. In addition to producing LP-300 API (active pharmaceutical ingredient) under cGMP (current Good Manufacturing Practices) conditions, Patheon transferred previously validated manufacturing processes and analytical methods for LP-300 and produced non-GMP material for use in support of non-clinical studies for LP-300. The agreements provided for payments in stages as specified process and manufacturing milestones are achieved. Approximately $218,000 was expensed with respect to the Patheon agreements during the year ended December 31, 2022. Expenses with respect to the Patheon agreements were reduced by approximately $35,000 during the year ended December 31, 2023 due to a reduction in accrual estimates. These amounts for the years ended December 31, 2022 and 2023 are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects to expense additional amounts in future periods in accordance with the progress of work completed under the Patheon agreements.

Southwest Research Institute

As part of the Company’s research and development activities, the Company has engaged Southwest Research Institute (“SwRI”) from time to time to assist with compound synthesis and manufacturing related activities for the Company’s product candidates. The Company has entered into agreements with SwRI for the non-GMP and cGMP synthesis of LP-184 material and related analytical development. Approximately $10,000 and $494,000 was expensed with respect to the SwRI agreements during the years ended December 31, 2023 and 2022, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations.

The Research Institute of Fox Chase Cancer Center

In September 2020, the Company entered into a research agreement with the Research Institute of Fox Chase Cancer Center (“FCCC”), which was amended in January 2022, as part of the Company’s research and development activities, with a focus on advancing the targeted use of LP-184 in molecularly-defined sub-types of pancreatic cancer. Approximately $148,000 was expensed with respect to the FCCC agreements during the year ended December 31, 2022, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. No amounts were expensed with respect to the FCCC agreements during the year ended December 31, 2023.

Piramal Pharma Solutions

In January 2021, the Company entered into an agreement with Piramal Pharma Solutions (“Piramal”) for the fill and finish manufacture of LP-300 drug product at Piramal’s Lexington, Kentucky site in support of future Phase 2 clinical testing. The agreement, as amended, and additional agreements entered into with Piramal have provided for Piramal to conduct activities in support of the cGMP manufacturing of LP-300, including analytical and process transfer activities, manufacture of cGMP clinical batches, and performance of stability studies on cGMP batches of LP-300 drug product. Approximately $49,000 and $196,000 was expensed with respect to Piramal agreements during the years ended December 31, 2023 and 2022, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects to expense additional amounts in future periods with respect to Piramal relating to stability studies and analytical support activities.

vivoPharm

In September 2021, the Company’s Australian subsidiary entered into an agreement with RDDT, a vivoPharm Company Pty Ltd (“vivoPharm”), for multiple preclinical studies, including animal studies, as part of an IND-enabling program for LP-184. The Company’s Australian subsidiary entered into an additional agreement with vivoPharm in 2022 as part of an IND-enabling program for LP-284. Amendments to the vivoPharm agreements were made in 2022 and 2023, and additional agreements were entered into with vivoPharm in 2023 relating to preclinical studies and related data analysis and support work. Approximately $1,012,000 and $1,030,000 was expensed with respect to the vivoPharm agreements during the years ended December 31, 2023 and 2022, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the vivoPharm agreements, as amended.

TD2

In October 2021, the Company entered into a Statement of Work, as amended in March 2022, with Translational Drug Development, LLC (“TD2”) providing for TD2 to serve as the lead contract research organization (CRO) for the Company’s Phase 2 clinical trial for its product candidate LP-300. Approximately $420,000 and $789,000 was expensed with respect to TD2 during the years ended December 31, 2023 and 2022, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company’s agreements with TD2 were terminated in 2023 in connection with the Company’s engagement of Fortrea to provide contract research organization services to the Company.

Berkshire Sterile Manufacturing

During the years ended December 31, 2022 and 2023, the Company entered into agreements with Berkshire Sterile Manufacturing (“Berkshire”) to support technical transfer and GMP drug product manufacturing of LP-300. Approximately $334,000 and $689,000 were expensed with respect to the Berkshire agreements during the years ended December 31, 2023 and 2022, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the Berkshire agreements.

Shilpa

In March 2022, the Company entered into an agreement with Shilpa Medicare Limited (“Shilpa”) for fit-to-purpose process development and synthesis of a key starting material relating to the synthesis of LP-184 under cGMP. In July 2022, the Company entered into agreements with Shilpa Pharma Lifesciences for the cGMP synthesis of LP-184 API material as well as for drug product development and cGMP drug product manufacturing of LP-184. In August 2022, the Company entered into agreements with Shilpa for the cGMP synthesis of LP-284 API material as well as for drug product development and cGMP drug product manufacturing of LP-284. The Company entered into additional agreements with Shilpa and its subsidiaries and affiliates in 2023 to support cGMP drug substance and drug product manufacturing and stability studies for LP-184 and LP-284. Approximately $1,313,000 and $707,000 were expensed with respect to the Shilpa agreements during the years ended December 31, 2023 and 2022, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the Shilpa agreements.

Curia

During the years ended December 31, 2022 and 2023, the Company entered into agreements with Curia Global, Inc. (“Curia”) relating to the cGMP manufacture of LP-300 API. Approximately $414,000 and $285,000 were expensed with respect to the Curia agreements during the years ended December 31, 2023 and 2022, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the Curia agreements.

LumaBridge (formerly known as Cancer Insight)

In May 2022, the Company entered into an agreement with Cancer Insight, LLC, now known as LumaBridge, LLC (“LumaBridge”) for IND filing, regulatory support, Phase 1 pre-trial startup activities, and strategic program consulting relating to LP-184. Approximately $200,000 and $82,000 were expensed with respect to the LumaBridge agreements during the years ended December 31, 2023 and 2022, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations.

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

EU Grant

In September 2018, Lantern Pharma Limited, a wholly owned subsidiary of Lantern Pharma Inc., was awarded a grant by the UK government in the form of state aid under the Commission Regulations (EU) No. 651/2014 of 17 June 2014 (the “General Block Exemption”), Article 25 Aid for research and development projects, state aid notification no. SA.40154. The grant was awarded to conduct research and development activities for the prostate cancer biomarker analysis of the LP-184 drug candidate. Following the Company’s research and development activities in Northern Ireland, the grant will reimburse the Company 50% of its research and development expenses not exceeding GBP 24,215 of vouched and approved expenditures within specific categories. The grant contains some reporting and consent requirements. The grant will remain in force for a period of five years. No payments to the Company have been made under the grant as of December 31, 2023. No revenue has been recognized from this grant through December 31, 2023.

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate are collaborating on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2022, the term of the Collaboration Agreement was extended to continue until March 31, 2023. In 2023, the term of the Collaboration Agreement was extended until March 31, 2024. Leslie W. Kreis, Jr., a director of the Company until June 8, 2022, is also a director of Actuate. Certain affiliates of Bios Partners beneficially own greater than 10% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through December 31, 2023, no revenues have been recognized under the Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. These shares do not have a readily determinable fair value, but will be adjusted for observable price changes, if any, in future periods. There were no adjustments to the carrying amount through December 31, 2023.

Note 5. Leases

The following provides balance sheet information related to leases as of December 31, 2023 and 2022:

	2023	2022
Assets
Operating lease, right-of-use asset, net	$228,295	$47,687
Liabilities
Current portion of operating lease liabilities	$172,975	$52,890
Operating lease liabilities, net of current portion	61,496	-
Total operating lease liabilities	$234,471	$52,890

At December 31, 2023, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2024	$184,532
2025	62,448
Total minimum lease payments	246,980
Less amount representing interest	12,509
Present value of future minimum lease payments	234,471
Less current portion of operating lease liabilities	172,975
Operating lease liabilities, net of current portion	$61,496

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

The following table provides a reconciliation for the Company’s right of use assets and lease liabilities:

	Right-of-Use Asset	Operating Lease Liability
Balance at January 1, 2022	$185,943	$204,948
Amortizations	(138,256)	(152,058)
Balance at December 31, 2022	47,687	52,890
Remeasurement of operating lease right-of-use assets and operating lease liability	198,847	198,847
Operating right-of-use asset acquired through operating lease liability	141,989	141,989
Amortizations	(160,228)	(159,255)
Balance at December 31, 2023	$228,295	$234,471

Other supplemental information related to operating leases is as follows:

	As of December 31,
	2023	2022
Weighted average remaining term of operating leases (in years)	1.33	0.33
Weighted average discount rate of operating leases	7.36%	4.65%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the years ended December 31, 2023 and 2022. In April 2023, the Company entered into a two-year lease for material storage and handling. The lease is cancellable with 45-days’ written notice. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

The components of lease expense were approximately as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Operating lease cost	$178,000	$144,000
Short-term lease cost	14,000	-
	$192,000	$144,000

During the years ended December 31, 2023 and 2022, cash used in operating activities associated with these leases was approximately $177,000 and $158,000, respectively.

Note 6. Shareholders’ Equity

Preferred Stock

Upon the Company’s IPO, all shares of the Company’s Series A preferred stock were converted into 2,438,851 shares of common stock effective June 15, 2020, with fractional share adjustments made in connection with the conversion as discussed below. As of December 31, 2023 and 2022, the Company had 1,000,000 authorized shares of preferred stock, with zero shares of preferred stock issued and outstanding.

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

During the year ended December 31, 2023, the Company repurchased 145,348 shares of its common stock for an aggregate purchase price of approximately $500,000. Upon purchase, the repurchased shares ceased to be outstanding and returned to the status of authorized and unissued shares of common stock.

The Company also issued 12,000 shares of restricted common stock to consultants with a grant date fair value of approximately $63,000 during the year ended December 31, 2023. 9,500 shares of restricted stock vested during 2023, and the remaining 2,500 were forfeited. The Company expensed approximately $50,000 related to the vested restricted common stock during the year ended December 31, 2023, which is included in general and administrative expenses in the accompanying consolidated statements of operations. With the vesting of the 9,500 shares of restricted stock as described above, no shares of restricted common stock were outstanding at December 31, 2023 and December 31, 2022.

As of December 31, 2023 and December 31, 2022, the Company had 25,000,000 authorized shares of Common Stock, of which 10,721,192 and 10,857,040 shares were issued and outstanding, respectively.

Warrants

The Company had warrants to purchase 177,998 shares of common stock outstanding and exercisable as of December 31, 2023 and 2022 at a weighted average exercise price of $9.27 per share, and with expiration dates ranging March 7, 2024 to June 10, 2025.

Options

On August 29, 2018, the Board of Directors of the Company adopted the Lantern Pharma Inc. 2018 Equity Incentive Plan, which was subsequently amended on December 17, 2018, February 26, 2020, October 20, 2022 and June 16, 2023. The Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated, is referred to herein as the “Plan”. The Company has reserved 1,739,680 shares of its common stock for issuance under the Plan. The Plan is designed to provide additional incentives to employees, directors and consultants to remain in the service of the Company as well as to encourage stock acquisition by members of these targeted groups, which in the opinion of the management will support the alignment of the interests of the members of these groups and stockholders. Options granted under the Plan are generally exercisable for up to 10 years from grant date. 473,191 shares remain available for future awards under the Plan at December 31, 2023, following the grant of options and the award of restricted stock grants through December 31, 2023. The Company recorded stock-based compensation of approximately $1,017,000 and $1,188,000 related to stock options during the years ended December 31, 2023 and 2022, respectively. Total remaining unrecognized compensation expense for non-vested options is approximately $871,000 as of December 31, 2023, and is expected to be recognized over a weighted average period of 1.26 years. The weighted average remaining contractual term of outstanding options at December 31, 2023 is 6.4 years. The weighted average remaining contractual term of exercisable options at December 31, 2023 is 5.78 years.

A summary of stock option activity under the Plan during the years ended December 31, 2023 and 2022 is presented below:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding December 31, 2021	890,826	$6.54	687,438	$4.77
Granted	196,200	5.73
Exercised	(32,538)	1.03
Cancelled or expired	(16,897)	13.19	-	-
Outstanding December 31, 2022	1,037,591	6.46	755,073	5.87
Granted	126,000	4.43
Cancelled or expired	(72,395)	8.20
Outstanding December 31, 2023	1,091,196	$6.11	880,241	$6.25

For the years ended December 31, 2023 and 2022, the fair value of each option granted was estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	2023	2022
Term (in years)	5.73	5.93
Risk Free Rate	4.01%	3.04%
Volatility	86.91%	125.35%
Dividend Yield	0.00%	0.00%

Grant Date Fair Value	$3.25	$4.90

The fair value of options is recognized as an expense over the vesting period and forfeitures are accounted for as they occur.

The total intrinsic value of options outstanding at December 31, 2023 was approximately $1,552,000, and the total intrinsic value of options exercisable at December 31, 2023 was approximately $1,526,000. The total intrinsic value of options outstanding at December 31, 2022 was approximately $2,422,000, and the total intrinsic value of options exercisable at December 31, 2022 was approximately $2,361,000. The total intrinsic value of options exercised during the year ended December 31, 2022 was approximately $136,000.

Expected Term -	The Company used a weighted average of time to vesting and maturity date.
Expected Volatility-	Due to the Company’s limited operating history and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded commensurate with expected term as of grant date. The historical volatility data was computed using the daily closing prices for the selected comparable companies’ shares.
Risk-Free Interest Rate-	The Company used the U.S. treasury bill rate commensurate with the expected term as of grant date.
Expected Dividend-	As the Company has not issued any dividends and does not expect to issue dividends over the life of the options, the Company has estimated the dividend yield to be zero.

Note 7. Marketable Securities

At December 31, 2023, marketable securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government & Agency Securities	$5,576,819	$3,969	$(66,680)	$5,514,108
Corporate Bonds	8,322,723	514	(44,872)	8,278,365
Marketable Securities - Debt	$13,899,542	$4,483	$(111,552)	$13,792,473

Mutual Funds – Fixed Income	$4,002,704	$-	$(269,104)	$3,733,600
Mutual Funds – Alternative Investments	2,023,154	-	(184,304)	1,838,850
Marketable Securities – Mutual Funds	$6,025,858	$-	$(453,408)	$5,572,450
	$19,925,400	$4,483	$(564,960)	$19,364,923

At December 31, 2022, marketable securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government & Agency Securities	$5,408,681	$3,512	$(184,863)	$5,227,330
Corporate Bonds	7,522,138	2,565	(210,534)	7,314,169
Marketable Securities - Debt	$12,930,819	$6,077	$(395,397)	$12,541,499

Mutual Funds – Fixed Income	$4,002,704	$-	$(343,904)	$3,658,800
Mutual Funds – Alternative Investments	2,023,154	-	(229,154)	1,794,000
Marketable Securities – Mutual Funds	$6,025,858	$-	$(573,058)	$5,452,800
	$18,956,677	$6,077	$(968,455)	$17,994,299

The contractual maturities of the investments classified as Government & Agency Securities and Corporate Bonds are as follows:

As of December 31, 2023
Due within one year	$12,486,366
Due in one to two years	1,306,107
$13,792,473

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of December 31, 2023
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government & Agency Securities	$83,021	$(290)	$3,718,012	$(66,390)
Corporate Bonds	4,221,801	(7,845)	3,761,146	(37,027)
Mutual Funds – Fixed Income	-	-	3,733,600	(269,104)
Mutual Funds – Alternative Investments	-	-	1,838,850	(184,304)
	$4,304,822	$(8,135)	$13,051,608	$(556,825)

We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of December 31, 2023, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of December 31, 2023 and 2022 our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our mutual funds – alternative investments were valued using NAV, net asset value per share, under the practical expedient methodology.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 2 or NAV, and we have no financial assets measured using Level 1 or 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of December 31, 2023
Description	Total	Level 1	Level 2	Level 3	NAV*
Government & Agency Securities	$5,514,108	$-	$5,514,108	$-	$-
Corporate Bonds	8,278,365	-	8,278,365	-	-
Money Markets	10,252,566	10,252,566	-	-	-
Mutual Funds – Fixed Income	3,733,600	-	3,733,600	-	-
Mutual Funds – Alternative Investments	1,838,850	-	-	-	1,838,850
	$29,617,489	$10,252,566	$17,526,073	$-	$1,838,850

	Fair Value Measurements as of December 31, 2022
Description	Total	Level 1	Level 2	Level 3	NAV*
Government & Agency Securities	$5,227,330	$-	$5,227,330	$-	$-
Corporate Bonds	7,314,169	-	7,314,169	-	-
Mutual Funds – Fixed Income	3,658,800	-	3,658,800	-	-
Mutual Funds – Alternative Investments	1,794,000	-	-	-	1,794,000
	$17,994,299	$-	$16,200,299	$-	$1,794,000

*	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

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

	For the year ended December 31,
	2023	2022
Warrants	177,998	177,998
Stock options	1,091,196	1,037,591
	1,269,194	1,215,589

Note 10. Income Taxes

Our effective tax rate differs from the statutory federal tax rate as presented in the following table:

	2023	2022
U.S. federal statutory tax rate	21%	21%
Permanent differences	-%	3%
Valuation allowance	(21)%	(24)%

Total:	-%	-%

As of December 31, 2023 and 2022, the Company was domiciled in Texas, and due to the losses generated and no revenues, it incurred no current federal or state tax.

The tax effect of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities is presented below.

	December 31,
	2023	2022
Deferred tax assets
Research and development credits	$1,436,914	$862,366
Stock-based compensation	538,771	441,939
Net operating loss carryforwards	7,383,777	6,474,825
Unrealized losses on securities	22,624	62,640
Research and development amortization	3,164,305	1,343,382
Deferred tax asset	12,546,391	9,185,152

Less: valuation allowance	(12,542,542)	(9,181,492)
Net deferred tax asset	3,849	3,660

Deferred tax liabilities
Fixed assets	(3,849)	(3,660)
Net deferred tax assets	$-	$-

Due to a history of losses the Company has generated since inception, the Company believes it is more-likely-than-not that all of the deferred tax assets will not be realized as of December 31, 2023 and 2022. Therefore, the Company has recorded a full valuation allowance on its deferred tax assets. At December 31, 2023 and 2022, the Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $34,500,000 and $29,100,000, respectively. The NOL carryforwards generated prior to 2018 of approximately $3,100,000 could expire over time beginning in 2035, if not used. The NOL carryforwards generated from January 1, 2018 through December 31, 2023 of approximately $31,400,000 do not expire and are carried forward indefinitely. The Company has state NOLs of approximately $925,000 at December 31, 2023. Australian NOLs were approximately $274,000 at December 31, 2023 and can be carried forward indefinitely, but may be subject to limitation in the event of certain corporate stock transactions the Company may enter into in the future. The Company also has approximately $1,433,000 of research and development tax credit carryforwards for federal purposes. These credits begin expiring in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s NOL carryforwards and research and development credit carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2023, there were no uncertain positions. In addition, interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision, for which there were none. The Company’s U.S. federal operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. The statute of limitations expires three years after the utilization of historical losses.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a gross deferred tax asset of $3,164,305.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(3)	Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.		Description
3.1	(a)	Certificate of Conversion (Texas)
3.2	(a)	Certificate of Conversion (Delaware)
3.3	(a)	Certificate of Incorporation
3.4	(b)	Certificate of Amendment to Certificate of Incorporation
3.5	(b)	Amended and Restated Certificate of Incorporation
3.1.(vi)	(a)	By-laws
4.1	(a)	Form of Warrant (2019)
4.2	(c)	Form of Amendment to Series A Preferred Stock Warrant
4.3	(i)	Form of Underwriters’ Warrant (2020)
4.4	(d)	Specimen Stock Certificate evidencing shares of common stock
4.5	(k)	Description of Capital Stock
10.1	(l)	Second Amended and Restated 2018 Equity Incentive Plan dated October 20, 2022
10.2	(m)	Amendment to Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan
10.3+	(a)	Employment Agreement dated July 23, 2018 with Panna Sharma
10.4+	(f)	Amendment to Employment Agreement dated May 18, 2020 with Panna Sharma
10.5+	(c)	Employment Agreement dated May 18, 2020 with David Margrave
10.6*		Amendment to Employment Agreement with Kishor Bhatia dated December 28, 2023
10.7*		Amendment to Employment Agreement with David Margrave dated December 28, 2023
10.8+	(a)	Form of Indemnification Agreement
10.9	(a)	Amended and Restated Investors’ Rights Agreement
10.10#	(a)	Technology License Agreement dated January 15, 2015, with AF Chemicals, LLC
10.11#	(a)	Assignment Agreement dated as of January 5, 2018 with BioNumerik Pharmaceuticals, Inc.
10.12#	(a)	Addendum to Technology License Agreement dated February 8, 2016, with AF Chemicals, LLC

10.13+	(c)	Employment Agreement dated May 18, 2020 with Kishor G Bhatia
10.14	(g)	API Services Project Agreement dated July 10, 2020 with Patheon API Service
10.15#	(h)	Second Addendum to Technology License Agreement dated December 30, 2020 with AF Chemicals, LLC
21.1	(l)	List of Subsidiaries

23.1*	Consent of EisnerAmper LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Lantern Pharma Inc. Executive Officer Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Incorporated by reference from the Registration Statement on Form S-1 filed April 16, 2020.
(b)	Incorporated by reference from Current Report on Form 8-K filed June 17, 2020.
(c)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 19, 2020.
(d)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 12, 2020.
(e)	Incorporated by reference from Current Report on Form 8-K filed August 21, 2020.
(f)	Incorporated by reference from the Registration Statement on Form S-1/A filed June 8, 2020.
(g)	Incorporated by reference from Quarterly Report on Form 10-Q for the period ending September 30, 2020.
(h)	Incorporated by reference from the Registration Statement on Form S-1 filed January 8, 2021.
(i)	Incorporated by reference from Exhibit 1.1 of the Registration Statement on Form S-1/A filed May 19, 2020.
(j)	Incorporated by reference from Exhibit 10.17 of Annual Report on Form 10-K filed March 10, 2021.
(k)	Incorporated by reference from Exhibit 4.3 of Annual Report on Form 10-K filed March 10, 2021.
(l)	Incorporated by reference from Annual Report on Form 10-K filed March 20, 2023.
(m)	Incorporated by reference from Exhibit A to Registrant’s Definitive Proxy Statement filed April 28, 2023.
+	Indicates a management control or any compensatory plan, contract or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark) because the identified confidential portions (i) are not material and (ii) are of the type that the Registrant treats as private and confidential.

*	Filed herewith.

**	Furnished with this report

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: March 18, 2024	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: March 18, 2024	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Panna Sharma	President, Chief Executive Officer and Director	March 18, 2024
Panna Sharma	(Principal Executive Officer)

/s/ David R. Margrave	Chief Financial Officer	March 18, 2024
David R. Margrave	(Principal Financial and Principal Accounting Officer)

/s/ Donald J. Keyser	Chairman of the Board
Donald J. Keyser		March 18, 2024

/s/ Maria Maccecchini	Director
Maria Maccecchini		March 18, 2024

/s/ David S. Silberstein	Director
David S. Silberstein		March 18, 2024

/s/ Vijay Chandru	Director
Vijay Chandru		March 18, 2024

