Form 10-Q
period 2024-03-31
Lantern Pharma Inc.
filed 2024-05-09
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024 the registrant had 10,758,805 shares of common stock, $0.0001 par value per share outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future preclinical studies and clinical trials, future expectations for existing preclinical studies and clinical trials, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “model”, “objective”, “aim,” “upcoming”, “should,” ‘will” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K (“2023 Form 10-K”), for the year ended December 31, 2023 filed with the Securities and Exchange Commission, or the SEC, on March 18, 2024, and have identified other factors such as the results of our clinical trials, and the impact of competition, that we believe could cause actual results or events to differ materially from the forward-statements that we make. Furthermore, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q and the documents that we file with the SEC with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed elsewhere in this Quarterly Report on Form 10-Q and those listed under the Risk Factors section of our 2023 Form 10-K. You may access our 2023 Form 10-K under the investor SEC filings tab of our website at www.lanternpharma.com or on the SEC’s website at www.sec.gov. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$18,357,944	$21,937,749
Marketable securities	19,999,910	19,364,923
Prepaid expenses & other current assets	1,113,007	2,038,653
Total current assets	39,470,861	43,341,325

Property and equipment, net	50,283	52,127
Operating lease right-of-use assets	187,211	228,295
Other assets	25,869	25,869

TOTAL ASSETS	$39,734,224	$43,647,616

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,775,423	$2,505,211
Operating lease liabilities, current	178,023	172,975
Total current liabilities	3,953,446	2,678,186

Operating lease liabilities, net of current portion	15,561	61,496

TOTAL LIABILITIES	3,969,007	2,739,682

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at March 31, 2024 and December 31, 2023; $.0001 par value) (Zero shares issued and outstanding at March 31, 2024 and December 31, 2023)	-	-
Common Stock (25,000,000 authorized at March 31, 2024 and December 31, 2023; $.0001 par value) (10,758,805 shares and 10,721,192 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	1,076	1,072
Additional paid-in capital	96,447,495	96,258,726
Accumulated other comprehensive income (loss)	1,860	(107,460)
Accumulated deficit	(60,685,214)	(55,244,404)
Total stockholders’ equity	35,765,217	40,907,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,734,224	$43,647,616

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
General and administrative	$1,481,215	$1,733,321
Research and development	4,250,786	2,552,947
Total operating expenses	5,732,001	4,286,268
Loss from operations	(5,732,001)	(4,286,268)
Interest income	200,950	133,782
Other income, net	90,241	284,721

NET LOSS	$(5,440,810)	$(3,867,765)

Net loss per share of common shares, basic and diluted	$(0.51)	$(0.36)

Weighted-average number of common shares outstanding, basic and diluted	10,742,797	10,857,040

See accompanying Notes to Condensed Consolidated Financial Statements

2

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2024	2023

NET LOSS	$(5,440,810)	$(3,867,765)

Other comprehensive income
Unrealized gain on available-for-sale securities	43,946	50,773
Unrealized gain on foreign currency translation	65,374	20,936
Other comprehensive income	109,320	71,709
Comprehensive loss	$(5,331,490)	$(3,796,056)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock Number	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	of Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance, December 31, 2022	-	$-	10,857,040	$1,086	$95,691,194	$(371,386)	$(39,282,870)	$56,038,024
Stock-based compensation	-	-	-	-	333,530	-	-	333,530
Net loss	-	-	-	-	-	-	(3,867,765)	(3,867,765)
Other comprehensive income	-	-	-	-	-	71,709	-	71,709
Balance, March 31, 2023	-	$-	10,857,040	$1,086	$96,024,724	$(299,677)	$(43,150,635)	$52,575,498

Balance, December 31, 2023	-	$-	10,721,192	$1,072	$96,258,726	$(107,460)	$(55,244,404)	$40,907,934
Common stock issued from warrant exercises	-	-	37,613	4	54,712	-	-	54,716
Stock-based compensation	-	-	-	-	134,057	-	-	134,057
Net loss	-	-	-	-	-	-	(5,440,810)	(5,440,810)
Other comprehensive income	-	-	-	-	-	109,320	-	109,320
Balance, March 31, 2024	-	$-	10,758,805	$1,076	$96,447,495	$1,860	$(60,685,214)	$35,765,217

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,440,810)	$(3,867,765)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,061	3,418
Non-cash lease adjustments	41,084	40,025
Stock-based compensation	134,057	333,530
Accretion of discounts on available for sale debt securities, net	(34,069)	(60,018)
Foreign currency remeasurement loss	99,338	38,194
Realized loss on redemptions of available for sale debt securities	929	37,960
Unrealized gain on equity securities	(3,950)	(42,150)
Changes in assets and liabilities:
Prepaid expenses and other current assets	901,017	(117,638)
Accounts payable and accrued expenses	1,270,707	(67,300)
Operating lease liabilities	(40,887)	(40,332)
Other assets	-	(15,080)
Net cash flows used in operating activities	(3,068,523)	(3,757,156)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,217)	(8,876)
Purchases of marketable securities	(6,012,284)	(3,102,001)
Redemptions of marketable securities	5,458,333	2,150,000
Net cash flows used in investing activities	(556,168)	(960,877)

FINANCING ACTIVITIES
Proceeds from warrant exercises	54,716	-
Net cash flows provided by financing activities	54,716	-

Effect of foreign exchange rates on cash	(9,830)	(4,983)

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE PERIOD	(3,579,805)	(4,723,016)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	21,937,749	37,742,966

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$18,357,944	$33,019,950

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$18,357,944	$32,478,770
Restricted cash	-	541,180
CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$18,357,944	$33,019,950

Non-cash investing and financing activities
Operating lease right-of-use asset acquired through operating lease liability	$-	$48,811
Remeasurement of operating lease right-of-use asset and operating lease liability	-	198,847
Unrealized gain on available-for-sale debt securities	43,946	50,773

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR® platform. This now includes three lead drug candidates and an Antibody Drug Conjugate (ADC) program directed towards 11 disclosed therapeutic targets:

●	LP-300 (Tavocept), which we are advancing in a Phase 2 clinical trial, the Harmonic™ trial, focused on never smokers with advanced non-small cell lung cancer;

●	LP-184, which we are advancing in a Phase 1 clinical trial and has potential for treatment of solid tumors including pancreatic, breast, bladder, and lung cancers, and glioblastoma and other CNS cancers. Following the formation of Starlight, the Company may now also refer to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”;

●	LP-284, the stereoisomer (enantiomer) of LP-184, is advancing in a Phase 1 clinical trial, and has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184; and

●	Our ADC program is focused on developing highly specific ADCs with highly potent drug payloads.

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2023. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2023 year-end condensed consolidated balance sheet data in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 and the notes thereto included in the Company’s Annual Report on Form 10-K, dated March 18, 2024, on file with the Securities and Exchange Commission.

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

Note 2. Liquidity

The Company incurred a net loss of approximately $5,441,000 and $3,868,000 during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had working capital of approximately $35,517,000. The Company plans to continue to explore periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2024, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date this quarterly report is filed.

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

Our marketable securities have had and may in the future have their market value fluctuate due to rises or falls in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are federally insured. Interest bearing and non-interest bearing accounts we hold at these banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Substantially all of our cash balances held at banking institutions at March 31, 2024 are in excess of FDIC coverage.

Research and Development

Research and development costs are expensed as incurred. These expenses primarily consist of payroll, contractor expenses, research study expenses, costs for manufacturing and supplies, clinical site costs and other costs for the conduct of clinical trials, costs for technical infrastructure on the cloud for the purposes of developing the Company’s RADR® platform, and other costs for identifying, developing, and testing drug candidates. Development costs incurred by third parties are expensed as the work is performed. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred.

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with a short-term maturity of 3 months or less to be cash equivalents. Cash equivalents at March 31, 2024 and December 31, 2023 were approximately $16,687,000 and $20,881,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s consolidated balance sheets.

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

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, and mutual funds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. Available-for-sale debt and equity securities are recorded at fair value each reporting period. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” or “Accumulated other comprehensive loss” on the condensed consolidated balance sheets until realized. Unrealized gains and losses on equity securities are reported within “Other income, net” on the condensed consolidated statements of operations. Interest is reported within “Interest income” and dividend income is reported within “Other income, net” on the condensed consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in “Other income, net” on the condensed consolidated statements of operations, and any remaining unrealized losses are included in “Accumulated other comprehensive income (loss)” on the condensed consolidated balance sheets. There were no credit losses recorded during the three months ended March 31, 2024 and 2023, and there is no allowance for credit losses reported on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in “Other income, net” on the condensed consolidated statements of operations.

Recent Accounting Pronouncements

The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Note 4. Commitments and Contingencies

General

The Company has entered into, and expects to enter into from time to time in the future, license agreements, strategic alliance agreements, assignment agreements, research service agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements (collectively, the “License, Strategic Alliance, and Research Agreements”) are described in detail in the Company’s 2023 Form 10-K. While specific amounts will fluctuate from quarter to quarter based on clinical trials progress, advancement and completion of research studies and manufacturing projects, and other factors, the Company believes its overall activities regarding License, Strategic Alliance, and Research Agreements are materially consistent with those described in the 2023 Form 10-K.

As described in the 2023 Form 10-K, the Company has previously entered into agreements with Fortrea Inc. (“Fortrea”) to provide contract research organization (CRO) services in connection with the Company’s Phase 2 clinical trial for LP-300 and the Company’s Phase 1 clinical trial for LP-184. In addition, the Company previously entered into a start-up work order with Fortrea regarding start-up assistance services to be provided by Fortrea relating to the LP-284 Phase 1 trial, which start-up work order terminated in the first quarter of 2024. In addition, in May 2024 the Company entered into an amendment to the work order with Fortrea relating to the LP-184 Phase 1 trial in order to reflect additional services to be provided by Fortrea relating to this clinical trial.

In addition to the specific agreements described in the 2023 Form 10-K and the Fortrea work order amendment described above, the Company has entered into, and will in the future enter into, other research and service provider agreements for the advancement of its product candidates and research and development efforts. The Company expects to pay additional amounts in future periods in connection with existing and future research and service provider agreements.

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the three months ended March 31, 2024 and 2023, respectively. These expensed amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
	2024	2023
Amount Expensed for License, Strategic Alliance, and Research Agreements	$2,102,000	$1,248,000

Set forth below at March 31, 2024 and December 31, 2023, respectively, are (1) the approximate amounts accrued and payable under License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying condensed consolidated balance sheets.

	March 31, 2024	December 31, 2023

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$2,163,000	$1,563,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$377,000	$511,000

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate are collaborating on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2023, the term of the Collaboration Agreement was extended to continue until March 31, 2024. We are currently in discussions with Actuate to extend the Collaboration Agreement. Leslie W. Kreis, Jr., a director of the Company until June 8, 2022, is also a director of Actuate. Certain affiliates of Bios Partners beneficially own greater than 10% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through March 31, 2024, no revenues have been recognized under the Collaboration Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. These shares do not have a readily determinable fair value, but will be adjusted for observable price changes, if any, in future periods. There were no adjustments to the carrying amount through March 31, 2024.

Note 5. Leases

The following provides balance sheet information related to leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Assets
Operating lease, right-of-use asset, net	$187,211	$228,295
Liabilities
Current portion of operating lease liabilities	$178,023	$172,975
Operating lease liabilities, net of current portion	15,561	61,496
Total operating lease liabilities	$193,584	$234,471

At March 31, 2024, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2024 (remaining nine months)	$139,578
2025	62,448
Total minimum lease payments	202,026
Less amount representing interest	(8,442)
Present value of future minimum lease payments	193,584
Less current portion of operating lease liabilities	(178,023)
Operating lease liabilities, net of current portion	$15,561

In April 2021, the Company entered into two operating leases for office space that commenced in May 2021. The lease terms were set to expire in April 2023, subject to automatic renewal on a month-to-month basis unless the Company provided three-months written notice to the landlord prior to initial expiration. In January 2023, the Company renewed one of the operating leases for an additional two years and notified the landlord of its intent not to renew the other lease. In January 2023, the Company also entered into two new leases that commenced in March 2023 and May 2023, respectively, and continue through April 2025 (“Legacy West Leases”). The Legacy West Leases also renew automatically on a month-to-month basis unless the Company provides three-months written notice to the landlord prior to initial expiration. The exercise of lease renewal options was at the Company’s sole discretion and is assessed as to whether to include any renewals in the lease term at inception.

In April 2024, the Legacy West Leases were terminated in conjunction with a new lease with the same landlord, effective April 30, 2024. The new lease begins May 1, 2024 for a period of 19 months and requires payments of approximately $11,200 per month.

The following table provides a reconciliation for our operating right-of-use assets and operating lease liabilities:

	Operating	Operating
	Right-of- Use	Lease
	Assets	Liabilities
Balance at December 31, 2023	$228,295	$234,471
Amortizations and reductions	(41,084)	(40,887)
Balance at March 31, 2024	$187,211	$193,584

Other supplemental information related to operating leases is as follows:

	As of March 31,
	2024	2023
Weighted average remaining term of operating leases (in years)	1.08	2.04
Weighted average discount rate of operating leases	7.36%	7.44%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the three months ended March 31, 2024 and 2023. In April 2023, the Company entered into a two-year lease for material storage and handling. The lease is cancellable with 45-days’ written notice. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

The components of lease expense were approximately as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$45,000	$42,000
Short-term lease cost	4,500	-
	$49,500	$42,000

During the three months ended March 31, 2024 and 2023, cash used in operating activities associated with operating leases was approximately $45,000 and $42,000, respectively.

Note 6. Stockholders’ Equity

Common Stock

As of March 31, 2024 and December 31, 2023, the Company had 25,000,000 authorized shares of Common Stock, of which 10,758,805 shares and 10,721,192 shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Warrants

During the three months ended March 31, 2024, the Company issued 20,132 shares of common stock, relating to the cashless exercise of 79,021 warrants that were expiring. The Company also issued 17,481 shares of common stock for aggregate proceeds of $54,716, relating to the exercise of warrants that were expiring during the three months ended March 31, 2024. There were no warrant exercises during the three months ended March 31, 2023. The Company has warrants to purchase 81,496 shares of common stock outstanding and exercisable as of March 31, 2024 at a weighted average exercise price of $16.55 per share, and with expiration dates ranging from July 25, 2024 to June 10, 2025.

Options

A summary of stock option activity under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (“Plan”), during the three months ended March 31, 2024 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2023	1,091,196	$6.11
Granted	20,000	7.70
Cancelled or expired	(33,904)	6.12
Outstanding March 31, 2024	1,077,292	$6.14

Options were exercisable for 900,945 shares of common stock at March 31, 2024 at a weighted average exercise price of $6.23.

Stock-based compensation was as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
General and administrative	$56,245	$207,612
Research and development	77,812	125,918
Total stock-based compensation	$134,057	$333,530

Note 7. Marketable Securities

At March 31, 2024, marketable securities consisted of the following:

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Government & Agency Securities	$10,109,948	$1,175	$(45,951)	$10,065,172
Corporate Bonds	4,376,686	-	(18,348)	4,358,338
Marketable Securities – Debt	14,486,634	1,175	(64,299)	14,423,510

Mutual Funds – Fixed Income	4,002,704	-	(261,254)	3,741,450
Mutual Funds – Alternative Investments	2,015,467	-	(180,517)	1,834,950
Marketable Securities – Equity	6,018,171	-	(441,771)	5,576,400
	$20,504,805	$1,175	$(506,070)	$19,999,910

The contractual maturities of the investments classified as Government & Agency Securities and Corporate Bonds are as follows:

As of
March 31, 2024
Due within one year	$14,133,428
Due in one to two years	290,082
$14,423,510

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of March 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of March 31, 2024
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government & Agency Securities	$3,478,200	$(5,542)	$3,247,960	$(40,409)
Corporate Bonds	2,677,929	(4,740)	1,680,410	(13,608)
Mutual Funds – Fixed Income	-	-	3,741,450	(261,254)
Mutual Funds – Alternative Investments	-	-	1,834,950	(180,517)
	$6,156,129	$(10,282)	$10,504,770	$(495,788)

We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of March 31, 2024, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of March 31, 2024 our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our money market accounts and mutual funds were valued using quoted prices in active markets for identical assets and are classified as Level 1.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Government & Agency Securities	$10,065,172	$-	$10,065,172	$-
Corporate Bonds	4,358,338	-	4,358,338	-
Money Markets	10,385,684	10,385,684	-	-
Mutual Funds – Fixed Income	3,741,450	3,741,450	-	-
Mutual Funds – Alternative Investments	1,834,950	1,834,950	-	-
	$30,385,594	$15,962,084	$14,423,510	$-

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

	Outstanding at March 31,
	2024	2023
Warrants to purchase common stock	81,496	177,998
Stock options	1,077,292	1,095,046
	1,158,788	1,273,044

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from the plans, intentions, expectations and other forward-looking statements included in the discussion below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those factors discussed in the Risk Factors section of our 2023 Form 10-K on file with the SEC.

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

Our current portfolio consists of three lead drug candidates that are in clinical phases (known as LP-300, LP-184 and LP-284) and an Antibody Drug Conjugate (ADC) program that is in preclinical research optimization. In January 2023, we formed a wholly owned subsidiary, Starlight Therapeutics Inc. (“Starlight”), to develop drug candidate LP-184’s central nervous system (CNS) and brain cancer indications – including glioblastoma (GBM), brain metastases (brain mets.), and several rare pediatric CNS cancers. Following the formation of Starlight, we may also refer to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”. All of these drug candidates and our ADC program are leveraging precision oncology, A.I. and genomic driven approaches to accelerate and direct development efforts.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $5,441,000 and $3,868,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Components of Our Results of Operations

Revenues

We did not recognize revenues for the three-month periods ended March 31, 2024 and 2023.

Expenses

Our research and development expenses by project category for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months	Three Months
	Ended March 31, 2024	Ended March 31, 2023
LP-300	$1,051,904	$633,937
LP-184	2,232,602	1,130,023
LP-284	462,423	383,374
LP-100	13,295	31,259
ADC Program	34,364	22,184
RADR® Platform	276,926	258,162
Other	179,272	94,008
Total research and development expenses	$4,250,786	$2,552,947

We expect that our research and development expenses will continue to increase as we progress our clinical trials for LP-300, LP-184, and LP-284, and advance our other drug candidates and programs. We expect this increase to include additional expenses associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of LP-300, LP-184, LP-284 or our other drug candidates. We may never succeed in achieving regulatory approval for LP-300, LP-184, LP-284, LP-100, or any of our other drug candidates. The duration, costs and timing of clinical trials and development of our drug candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each drug candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

We expect increased administrative costs resulting from our existing and anticipated clinical trials and the potential commercialization of our drug candidates. We believe that these increases will likely include increased costs for hiring additional administrative personnel to support future market research and future product commercialization efforts and increased fees for outside consultants and other administrative service providers.

Summary Results of Operations for the Three Months Ended March 31, 2024 and 2023 (unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
General and administrative	$1,481,215	$1,733,321
Research and development	4,250,786	2,552,947
Total operating expenses	5,732,001	4,286,268
Loss from operations	(5,732,001)	(4,286,268)
Interest income	200,950	133,782
Other income, net	90,241	284,721
Net loss	$(5,440,810)	$(3,867,765)

Comparison of the Three Months Ended March 31, 2024 and 2023

General and Administrative Expenses

General and administrative expenses decreased approximately $252,000, or 15%, from approximately $1,733,000 for the three months ended March 31, 2023 to approximately $1,481,000 for the three months ended March 31, 2024. The decrease was primarily attributable to decreases in payroll and compensation expenses of approximately $131,000, decreases in insurance expenses of approximately $121,000, decreases in other professional fees of approximately $69,000 and decreases in office and administrative fees of approximately $66,000. This was partially offset by increases in business development expenses of approximately $57,000, increases in legal and patent related expenses of approximately $49,000, and increases in travel expenses of approximately $29,000. General and administrative expenses for the three months ended March 31, 2024 and the three months ended March 31, 2023 included administrative expenses relating to our wholly-owned subsidiaries, including Starlight Therapeutics Inc., which was formed in January 2023.

Research and Development Expenses

Research and development expenses increased approximately $1,698,000, or 67%, from approximately $2,553,000 for the three months ended March 31, 2023 to approximately $4,251,000 for the three months ended March 31, 2024. The increase was attributable to increases in research studies of approximately $1,544,000, increases in payroll and compensation expenses of approximately $288,000, and increases in consulting expenses of approximately $70,000. This was partially offset by decreases in product candidate manufacturing expenses of approximately $204,000.

Interest and Other Income, Net

Interest income increased approximately $67,000, or 50%, from approximately $134,000 for the three months ended March 31, 2023 to approximately $201,000 for the three months ended March 31, 2024. Other income, net decreased approximately $195,000 from a gain of approximately $285,000 for the three months ended March 31, 2023 to a gain of approximately $90,000 for the three months ended March 31, 2024. This decrease was primarily attributable to decreases of approximately $212,000 in research and development tax incentives related to our Australia subsidiary, increases in foreign currency losses of approximately $61,000, and increases in dividend income of approximately $80,000.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Three Months ended March 31,
	2024	2023
	(Unaudited)
Net cash flows used in operating activities	$(3,068,523)	$(3,757,156)
Net cash flows used in investing activities	(556,168)	(960,877)
Net cash flows provided by financing activities	54,716	-
Effect of foreign exchange rates on cash	(9,830)	(4,983)
Net decrease in cash, cash equivalents and restricted cash	$(3,579,805)	$(4,723,016)

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was approximately $3,069,000 compared to approximately $3,757,000 for the three months ended March 31, 2023. The reduction in cash used in operating activities was primarily due to increases in accounts payable and accrued expenses during the three months ended March 31, 2024, which reduced the use of cash.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was approximately $556,000 compared to $961,000 of net cash used in investing activities for the three months ended March 31, 2023. The decrease in cash used in investing activities is primarily related to fewer net investments in marketable securities during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities was approximately $55,000 during the three months ended March 31, 2024, which is attributable to proceeds from warrant exercises. No cash was provided by or used in financing activities during the three months ended March 31, 2023.

Operating Capital and Capital Expenditure Requirements

As of March 31, 2024, we had total assets of approximately $39.7 million and working capital of approximately $35.5 million. As of March 31, 2024, our liquidity included approximately $38.4 million of cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2024, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date this quarterly report is filed. We expect to continue to incur significant and increasing operating losses at least for the next several years as we continue our clinical trials for LP-300, LP-184 and LP-284, advance our other drug candidates and programs, and seek potential future marketing approval for our drug candidates, which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license and grant revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our existing and planned clinical trials and our expenditures on other research and development activities.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended March 31, 2024.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of March 31, 2024 and December 31, 2023.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $99,000 and $38,000 for the three months ended March 31, 2024 and 2023, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2024, we issued 20,132 shares of common stock, relating to the cashless exercise of 79,021 warrants that were expiring. We also issued 17,481 shares of common stock for aggregate proceeds of $54,716, relating to the exercise of warrants that were expiring during the three months ended March 31, 2024. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the issuance of our common shares upon exercise of the warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Act”). The recipients of the securities in these transactions represented that they were accredited investors, as such term is defined in Rule 501 under the Act, and their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The sale of these securities was made without any general solicitation or advertising.

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

Lantern Pharma Inc.,

A Delaware Corporation

Dated: May 9, 2024	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: May 9, 2024	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

