Form 10-Q
period 2024-06-30
Lantern Pharma Inc.
filed 2024-08-08
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024 the registrant had 10,764,725 shares of common stock, $0.0001 par value per share outstanding.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$12,976,565	$21,937,749
Marketable securities	20,285,554	19,364,923
Prepaid expenses & other current assets	2,029,458	2,038,653
Total current assets	35,291,577	43,341,325

Property and equipment, net	50,292	52,127
Operating lease right-of-use assets	213,045	228,295
Other assets	32,015	25,869

TOTAL ASSETS	$35,586,929	$43,647,616

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,436,796	$2,505,211
Operating lease liabilities, current	164,002	172,975
Total current liabilities	4,600,798	2,678,186

Operating lease liabilities, net of current portion	54,694	61,496

TOTAL LIABILITIES	4,655,492	2,739,682

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at June 30, 2024 and December 31, 2023; $.0001 par value) (Zero shares issued and outstanding at June 30, 2024 and December 31, 2023)	-	-
Common Stock (25,000,000 authorized at June 30, 2024 and December 31, 2023; $.0001 par value) (10,758,805 shares and 10,721,192 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	1,076	1,072
Additional paid-in capital	96,581,666	96,258,726
Accumulated other comprehensive loss	(6,585)	(107,460)
Accumulated deficit	(65,644,720)	(55,244,404)
Total stockholders’ equity	30,931,437	40,907,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,586,929	$43,647,616

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$1,519,724	$1,632,080	$3,000,939	$3,365,401
Research and development	3,888,737	3,558,217	8,139,523	6,111,164
Total operating expenses	5,408,461	5,190,297	11,140,462	9,476,565
Loss from operations	(5,408,461)	(5,190,297)	(11,140,462)	(9,476,565)
Interest income	188,660	117,823	389,610	251,605
Other income, net	260,295	326,076	350,536	610,797

NET LOSS	$(4,959,506)	$(4,746,398)	$(10,400,316)	$(8,614,163)

Net loss per share of common shares, basic and diluted	$(0.46)	$(0.44)	$(0.97)	$(0.79)
Weighted-average number of common shares outstanding, basic and diluted	10,758,805	10,857,040	10,750,801	10,857,040

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

NET LOSS	$(4,959,506)	$(4,746,398)	$(10,400,316)	$(8,614,163)

Other comprehensive (loss) income
Unrealized gain on available-for-sale securities	26,483	33,763	70,429	84,536
Unrealized (loss) gain on foreign currency translation	(34,928)	4,077	30,446	25,013
Other comprehensive (loss) income	(8,445)	37,840	100,875	109,549
Comprehensive loss	$(4,967,951)	$(4,708,558)	$(10,299,441)	$(8,504,614)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock Number	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	of Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Three and Six Months Ended June 30, 2023
Balance, December 31, 2022	-	$-	10,857,040	$1,086	$95,691,194	$(371,386)	$(39,282,870)	$56,038,024
Stock-based compensation	-	-	-	-	333,530	-	-	333,530
Net loss	-	-	-	-	-	-	(3,867,765)	(3,867,765)
Other comprehensive income	-	-	-	-	-	71,709	-	71,709
Balance, March 31, 2023	-	-	10,857,040	1,086	96,024,724	(299,677)	(43,150,635)	52,575,498

Stock-based compensation	-	-	-	-	392,390	-	-	392,390
Issuance of restricted common stock awards	-	-	12,000	1	(1)	-	-	-
Net loss	-	-	-	-	-	-	(4,746,398)	(4,746,398)
Other comprehensive income	-	-	-	-	-	37,840	-	37,840
Balance, June 30, 2023	-	$-	10,869,040	$1,087	$96,417,113	$(261,837)	$(47,897,033)	$48,259,330

	Preferred Stock Number	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	of Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Three and Six Months Ended June 30, 2024
Balance, December 31, 2023	-	$-	10,721,192	$1,072	$96,258,726	$(107,460)	$(55,244,404)	$40,907,934
Common stock issued from warrant exercises	-	-	37,613	4	54,712	-	-	54,716
Stock-based compensation	-	-	-		134,057	-	-	134,057
Net loss	-	-	-		-	-	(5,440,810)	(5,440,810)
Other comprehensive income	-	-	-		-	109,320	-	109,320
Balance, March 31, 2024	-	-	10,758,805	1,076	96,447,495	1,860	(60,685,214)	35,765,217

Stock-based compensation	-	-	-	-	134,171	-	-	134,171
Net loss	-	-	-	-	-	-	(4,959,506)	(4,959,506)
Other comprehensive loss	-	-	-	-	-	(8,445)	-	(8,445)
Balance, June 30, 2024	-	$-	10,758,805	$1,076	$96,581,666	$(6,585)	$(65,644,720)	$30,931,437

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,400,316)	$(8,614,163)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,319	6,929
Non-cash lease adjustments	83,092	80,272
Stock-based compensation	268,228	725,920
Accretion of discounts on available for sale debt securities, net	(93,166)	(86,578)
Foreign currency remeasurement loss	50,778	50,633
Realized (gain) loss on redemptions of available for sale debt securities	(7,088)	60,909
Unrealized loss (gain) on equity securities	1,799	(12,050)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(12,932)	415,114
Accounts payable and accrued expenses	1,931,888	111,774
Operating lease liabilities	(83,617)	(79,867)
Other assets	(6,146)	(7,980)
Net cash flows used in operating activities	(8,259,161)	(7,349,087)

INVESTING ACTIVITIES
Purchase of property and equipment	(6,484)	(8,876)
Purchases of marketable securities	(14,360,080)	(5,909,244)
Redemptions of marketable securities	13,608,333	4,500,000
Net cash flows used in investing activities	(758,231)	(1,418,120)

FINANCING ACTIVITIES
Proceeds from warrant exercises	54,716	-
Net cash flows provided by financing activities	54,716	-

Effect of foreign exchange rates on cash	1,492	(11,409)

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE PERIOD	(8,961,184)	(8,778,616)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	21,937,749	37,742,966

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$12,976,565	$28,964,350

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$12,976,565	$28,423,170
Restricted cash	-	541,180
CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$12,976,565	$28,964,350

Non-cash investing and financing activities
Operating lease right-of-use asset acquired through operating lease liability	$198,405	$141,989
Remeasurement of operating lease right-of-use asset and operating lease liability	-	198,847
Unrealized gain on available-for-sale debt securities	70,429	84,536
Removal of operating lease right-of-use assets and related operating lease liabilities upon early termination of leases	130,563	-

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

Note 2. Liquidity

The Company incurred a net loss of approximately $10,400,000 and $8,614,000 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had working capital of approximately $30,691,000. The Company plans to continue to explore periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2024, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date this quarterly report is filed.

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

Our marketable securities have had and may in the future have their market value fluctuate due to rises or falls in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are federally insured. Interest bearing and non-interest bearing accounts we hold at these banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Substantially all of our cash balances held at banking institutions at June 30, 2024 are in excess of FDIC coverage.

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

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with a short-term maturity of 3 months or less to be cash equivalents. Cash equivalents at June 30, 2024 and December 31, 2023 were approximately $11,508,000 and $20,881,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s condensed consolidated balance sheets.

Leases

The Company determines whether an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and net of current portion of operating lease liabilities on our condensed consolidated balance sheets. Lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments. The Company does not include options to extend or terminate the lease term unless it is reasonably certain that the Company will exercise any such options. Rent expense is recognized under the operating leases on a straight-line basis. The Company does not recognize right-of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and instead will recognize lease payments as expense on a straight-line basis over the lease term.

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, and mutual funds. We classify our marketable debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. Available-for-sale debt securities and equity securities are recorded at fair value each reporting period. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” or “Accumulated other comprehensive loss” on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive loss until realized. Unrealized gains and losses on equity securities are reported within “Other income, net” on the condensed consolidated statements of operations. Interest is reported within “Interest income” and dividend income is reported within “Other income, net” on the condensed consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in “Other income, net” on the condensed consolidated statements of operations, and any remaining unrealized losses are included in “Accumulated other comprehensive income (loss)” on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive loss. There were no credit losses recorded during the three and six months ended June 30, 2024 and 2023, and there is no allowance for credit losses reported on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in “Other income, net” on the condensed consolidated statements of operations.

Recent Accounting Pronouncements

The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Note 4. Commitments and Contingencies

General

The Company has entered into, and expects to enter into from time to time in the future, license agreements, strategic alliance agreements, assignment agreements, research service agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements (collectively, the “License, Strategic Alliance, and Research Agreements”) are described in detail in the Company’s 2023 Form 10-K. While specific amounts will fluctuate from quarter to quarter based on clinical trials progress, advancement and completion of research studies and manufacturing projects, and other factors, the Company believes its overall activities regarding License, Strategic Alliance, and Research Agreements are materially consistent with those described in the 2023 Form 10-K, as supplemented by the discussion in the following paragraph.

As described in the 2023 Form 10-K, the Company has previously entered into agreements with Fortrea Inc. (“Fortrea”) to provide contract research organization (CRO) services in connection with the Company’s Phase 2 clinical trial for LP-300 and the Company’s Phase 1 clinical trial for LP-184. In addition, the Company previously entered into a start-up work order with Fortrea regarding start-up assistance services to be provided by Fortrea relating to the LP-284 Phase 1 trial, which start-up work order terminated in the first quarter of 2024. In addition, in May 2024 the Company entered into an amendment to the work order with Fortrea relating to the LP-184 Phase 1 trial in order to reflect additional services to be provided by Fortrea relating to this clinical trial. The Company is currently discussing with Fortrea a potential amendment to make certain adjustments to the work order with Fortrea relating to the LP-300 Phase 2 clinical trial. The Company expects to finalize and enter into the amendment to the LP-300 work order in the third quarter of 2024.

In addition to the specific agreements described in the 2023 Form 10-K and the Fortrea work order amendment and potential amendment described above, the Company has entered into, and will in the future enter into, other research and service provider agreements for the advancement of its product candidates and research and development efforts. The Company expects to pay additional amounts in future periods in connection with existing and future research and service provider agreements.

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the three and six months ended June 30, 2024 and 2023, respectively. These expensed amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amount Expensed for License, Strategic Alliance, and Research Agreements	$1,639,000	$2,100,000	$3,741,000	$3,348,000

Set forth below at June 30, 2024 and December 31, 2023, respectively, are (1) the approximate amounts accrued and payable under License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying condensed consolidated balance sheets.

	June 30, 2024	December 31, 2023

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$2,016,000	$1,563,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$935,000	$511,000

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate are collaborating on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2023, the term of the Collaboration Agreement was extended to continue until March 31, 2024. We are currently in discussions with Actuate to extend the Collaboration Agreement. Certain affiliates of Bios Partners beneficially own greater than 10% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through June 30, 2024, no revenues have been recognized under the Collaboration Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. These shares did not have a readily determinable fair value at June 30, 2024, but will be adjusted for observable price changes, if any, in future periods. There were no adjustments to the carrying amount through June 30, 2024.

Note 5. Leases

The following provides balance sheet information related to leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Assets
Operating lease, right-of-use asset, net	$213,045	$228,295
Liabilities
Current portion of operating lease liabilities	$164,002	$172,975
Operating lease liabilities, net of current portion	54,694	61,496
Total operating lease liabilities	$218,696	$234,471

At June 30, 2024, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2024 (remaining six months)	$92,725
2025	140,216
Total minimum lease payments	232,941
Less amount representing interest	14,245
Present value of future minimum lease payments	218,696
Less current portion of operating lease liabilities	164,002
Operating lease liabilities, net of current portion	$54,694

In April 2021, the Company entered into two operating leases for office space that commenced in May 2021. The lease terms were set to expire in April 2023, subject to automatic renewal on a month-to-month basis unless the Company provided three-months written notice to the landlord prior to initial expiration. In January 2023, the Company renewed one of the operating leases for an additional two years and notified the landlord of its intent not to renew the other lease. In January 2023, the Company also entered into two new leases that commenced in March 2023 and May 2023, respectively, and continued through April 2025 (“Legacy West Leases”).

Effective April 30, 2024, the Legacy West Leases were terminated in conjunction with a new lease with the same landlord. The new lease began May 1, 2024 for a period of 19 months, requires payments of approximately $11,200 per month, and is subject to automatic renewal on a month-to-month basis unless the Company provides three-months written notice to the landlord. The exercise of lease renewal options is at the Company’s sole discretion and is assessed as to whether to include any renewals in the lease term at inception

The following table provides a reconciliation for our operating right-of-use assets and operating lease liabilities:

	Operating	Operating
	Right-of- Use	Lease
	Assets	Liabilities
Balance at December 31, 2023	$228,295	$234,471
Operating right-of-use asset acquired through operating lease liability	198,405	198,405
Early termination of Legacy West Leases	(130,563)	(130,563)
Amortizations and reductions	(83,092)	(83,617)
Balance at June 30, 2024	$213,045	$218,696

Other supplemental information related to operating leases is as follows:

	As of June 30,
	2024	2023
Weighted average remaining term of operating leases (in years)	1.31	1.81
Weighted average discount rate of operating leases	9.03%	7.36%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the six months ended June 30, 2024 and 2023. In April 2023, the Company entered into a two-year lease for material storage and handling. The lease is cancellable with 45-days’ written notice. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

The components of lease expense were approximately as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$45,000	$67,000	$90,000	$109,000
Short-term lease cost	4,800	5,000	9,300	5,000
	$49,800	$72,000	$99,300	$114,000

During the six months ended June 30, 2024 and 2023, cash used in operating activities associated with operating leases was approximately $91,000 and $111,000, respectively.

Note 6. Stockholders’ Equity

Common Stock

During the three and six months ended June 30, 2023, the Company issued 12,000 shares of restricted common stock to consultants with a grant date fair value of approximately $63,000, of which 9,500 shares vested and 2,500 shares were cancelled.

As of June 30, 2024 and December 31, 2023, the Company had 25,000,000 authorized shares of Common Stock, of which 10,758,805 shares and 10,721,192 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

Warrants

During the six months ended June 30, 2024, the Company issued 20,132 shares of common stock relating to the cashless exercise of 79,021 warrants that were expiring. The Company also issued 17,481 shares of common stock for aggregate proceeds of $54,716, relating to the exercise of warrants that were expiring during the six months ended June 30, 2024. There were no warrant exercises during the three months ended June 30, 2024 and 2023, or during the six months ended June 30, 2023. The Company had warrants to purchase 81,496 shares of common stock outstanding and exercisable as of June 30, 2024 at a weighted average exercise price of $16.55 per share, and with expiration dates ranging from July 25, 2024 to June 10, 2025.

Options

The number of shares available under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (the “Plan”), was increased by 125,000 shares at the Company’s Annual Meeting of Stockholders on June 13, 2024. A summary of stock option activity under the Plan during the six months ended June 30, 2024 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2023	1,091,196	$6.11
Granted	20,000	7.70
Cancelled or expired	(47,648)	5.99
Outstanding June 30, 2024	1,063,548	$6.14

Options were exercisable for 916,670 shares of common stock at June 30, 2024 at a weighted average exercise price of $6.23 per share.

Stock-based compensation was as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
General and administrative	$56,051	$237,459	$112,296	$445,071
Research and development	78,120	154,931	155,932	280,849
Total stock-based compensation	$134,171	$392,390	$268,228	$725,920

Note 7. Marketable Securities

At June 30, 2024, marketable securities consisted of the following:

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Government & Agency Securities	$10,078,916	$882	$(25,530)	$10,054,268
Corporate Bonds	4,672,628	97	(12,089)	4,660,636
Marketable Securities – Debt	14,751,544	979	(37,619)	14,714,904

Mutual Funds – Fixed Income	4,002,704	-	(257,254)	3,745,450
Mutual Funds – Alternative Investments	2,015,467	-	(190,267)	1,825,200
Marketable Securities – Equity	6,018,171	-	(447,521)	5,570,650
	$20,769,715	$979	$(485,140)	$20,285,554

The contractual maturities of the investments classified as Government & Agency Securities and Corporate Bonds are as follows:

As of
June 30, 2024
Due within one year	$14,714,904

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of June 30, 2024
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government & Agency Securities	$4,908,989	$(5,411)	$1,272,182	$(20,119)
Corporate Bonds	2,977,500	(3,279)	1,387,409	(8,810)
Mutual Funds – Fixed Income	-	-	3,745,450	(257,254)
Mutual Funds – Alternative Investments	-	-	1,825,200	(190,267)
	$7,886,489	$(8,690)	$8,230,241	$(476,450)

We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of June 30, 2024, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of June 30, 2024 our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our money market accounts and mutual funds were valued using quoted prices in active markets for identical assets and are classified as Level 1.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of June 30, 2024
Description	Total	Level 1	Level 2	Level 3
Government & Agency Securities	$10,054,268	$-	$10,054,268	$-
Corporate Bonds	4,660,636	-	4,660,636	-
Money Markets	10,521,208	10,521,208	-	-
Mutual Funds – Fixed Income	3,745,450	3,745,450	-	-
Mutual Funds – Alternative Investments	1,825,200	1,825,200	-	-
	$30,806,762	$16,091,858	$14,714,904	$-

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

	Outstanding at June 30,
	2024	2023
Warrants to purchase common stock	81,496	177,998
Unvested restricted shares of common stock	-	12,000
Stock options	1,063,548	1,078,468
	1,145,044	1,268,466

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

Overview

We are a clinical stage biotechnology company, focused on leveraging artificial intelligence (“A.I.”), machine learning and genomic data to streamline the drug development process and to identify the patients that will benefit from our targeted oncology therapies. Our portfolio of therapies consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 100 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

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

We are currently conducting a targeted phase 2 trial (the Harmonic™ trial) for LP-300 in never smoking patients with advanced non-small cell lung cancer (“NSCLC”) in combination with chemotherapy, under an existing investigational new drug application. Our candidate LP-184 has shown promising in-vitro and in vivo anticancer activity in multiple solid tumor indications (including pancreatic, glioblastoma and triple negative breast cancer), and it is advancing in a Phase 1A clinical trial that commenced in mid-2023. Our candidate LP-284 has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. LP-284 is advancing in a Phase 1A clinical trial that commenced in the fourth quarter of 2023.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $10,400,000 and $8,614,000 for the six months ended June 30, 2024 and 2023, respectively.

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

Components of Our Results of Operations

Revenues

We did not recognize revenues for the three and six-month periods ended June 30, 2024 and 2023.

Expenses

Our research and development expenses by project category for the three and six months ended June 30, 2024 are as follows:

	Three Months	Six Months
	Ended June 30, 2024	Ended June 30, 2024
LP-300	$1,011,392	$2,063,296
LP-184	1,770,227	4,002,829
LP-284	545,618	1,008,040
LP-100	17,105	30,400
ADC Program	44,058	78,422
RADR® Platform	310,864	587,790
Other	189,473	368,746
Total research and development expenses	$3,888,737	$8,139,523

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

Summary Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$1,519,724	$1,632,080	$3,000,939	$3,365,401
Research and development	3,888,737	3,558,217	8,139,523	6,111,164
Total operating expenses	5,408,461	5,190,297	11,140,462	9,476,565
Loss from operations	(5,408,461)	(5,190,297)	(11,140,462)	(9,476,565)
Interest income	188,660	117,823	389,610	251,605
Other income, net	260,295	326,076	350,536	610,797
NET LOSS	$(4,959,506)	$(4,746,398)	$(10,400,316)	$(8,614,163)

Comparison of the Three Months Ended June 30, 2024 and 2023

General and Administrative Expenses

General and administrative expenses decreased approximately $112,000, or 7%, from approximately $1,632,000 for the three months ended June 30, 2023 to approximately $1,520,000 for the three months ended June 30, 2024. The decrease was primarily attributable to decreases in payroll and compensation expenses of approximately $139,000, decreases in insurance expenses of approximately $97,000, decreases in business development expenses of approximately $27,000, and decreases in office and administrative fees of approximately $22,000. This was partially offset by increases in other professional fees of approximately $106,000 and increases in patent and legal fees of approximately $69,000. General and administrative expenses for the three months ended June 30, 2024 and 2023 included administrative expenses relating to our wholly-owned subsidiaries, including Starlight Therapeutics Inc., which was formed in January 2023.

Research and Development Expenses

Research and development expenses increased approximately $331,000, or 9%, from approximately $3,558,000 for the three months ended June 30, 2023 to approximately $3,889,000 for the three months ended June 30, 2024. The increase was attributable to increases in research studies of approximately $724,000, increases in consulting expenses of approximately $187,000 and increases in payroll and compensation expenses of approximately $122,000. This was partially offset by decreases in manufacturing expenses of approximately $702,000.

Interest and Other Income, Net

Interest income increased approximately $71,000, or 60%, from approximately $118,000 for the three months ended June 30, 2023 to approximately $189,000 for the three months ended June 30, 2024. Other income, net decreased approximately $66,000 from a gain of approximately $326,000 for the three months ended June 30, 2023 to a gain of approximately $260,000 for the three months ended June 30, 2024. This decrease was primarily attributable to decreases of approximately $187,000 in research and development tax incentives related to our Australia subsidiary, offset in part by increases in unrealized gains on investments of approximately $55,000 and reductions in foreign currency losses of approximately $61,000.

Comparison of the Six Months Ended June 30, 2024 and 2023

General and Administrative Expenses

General and administrative expenses decreased approximately $364,000, or 11%, from approximately $3,365,000 for the six months ended June 30, 2023 to approximately $3,001,000 for the six months ended June 30, 2024. The decrease was primarily attributable to decreases in payroll and compensation expenses of approximately $269,000, decreases in corporate insurance expense of approximately $218,000 and decreases in office and administrative expenses of approximately $88,000. This was partially offset by increases in patent and legal expenses of approximately $117,000, increases in other professional fees of approximately $35,000, increases in travel expenses of approximately $32,000, and increases in business development expenses of approximately $30,000. General and administrative expenses for the six months ended June 30, 2024 and 2023 included administrative expenses relating to our wholly-owned subsidiaries, including Starlight Therapeutics Inc., which was formed in January 2023.

Research and Development Expenses

Research and development expenses increased approximately $2,028,000, or 33%, from approximately $6,111,000 for the six months ended June 30, 2023 to approximately $8,140,000 for the six months ended June 30, 2024. The increase was primarily attributable to increases in research studies of approximately $2,268,000, increases in payroll and compensation expenses of approximately $411,000 and increases in consulting expenses of approximately $256,000. This was partially offset by decreases in manufacturing expenses of approximately $906,000.

Interest and Other Income, Net

Interest income increased approximately $138,000 from approximately $252,000 for the six months ended June 30, 2023 to approximately $390,000 for the six months ended June 30, 2024. Other income, net decreased approximately $260,000 from a gain of approximately $611,000 for the six months ended June 30, 2023 to a gain of approximately $351,000 for the six months ended June 30, 2024. This decrease was primarily attributable to decreases of approximately $399,000 in research and development tax incentives related to our Australia subsidiary, which were partially offset by increases in dividend income of approximately $84,000 and increases in unrealized gains on investments of approximately $54,000.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Six Months ended June 30,
	2024	2023
	(Unaudited)
Net cash flows used in operating activities	$(8,259,161)	$(7,349,087)
Net cash flows used in investing activities	(758,231)	(1,418,120)
Net cash flows provided by financing activities	54,716	-
Effect of foreign exchange rates on cash	1,492	(11,409)
Net decrease in cash, cash equivalents and restricted cash	$(8,961,184)	$(8,778,616)

Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was approximately $8,259,000 compared to approximately $7,349,000 for the six months ended June 30, 2023. The increase in net cash used in operating activities was primarily due to the increase in the net loss for the six months ended June 30, 2024, offset in part by increases in accounts payable and accrued expenses during the six months ended June 30, 2024, which reduced the use of cash.

Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was approximately $758,000 compared to $1,418,000 of net cash used in investing activities for the six months ended June 30, 2023. The decrease in cash used in investing activities is primarily related to a reduced level of net investments in marketable securities during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities was approximately $55,000 during the six months ended June 30, 2024, which is attributable to proceeds from warrant exercises. No cash was provided by or used in financing activities during the six months ended June 30, 2023.

Operating Capital and Capital Expenditure Requirements

As of June 30, 2024, we had total assets of approximately $35.6 million and working capital of approximately $30.7 million. As of June 30, 2024, our liquidity included approximately $33.3 million of cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2024, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date this quarterly report is filed. We expect to continue to incur significant and increasing operating losses at least for the next several years as we continue our clinical trials for LP-300, LP-184 and LP-284, advance our other drug candidates and programs, and seek potential future marketing approval for our drug candidates, which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license and grant revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our existing and planned clinical trials and our expenditures on other research and development activities.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the six months ended June 30, 2024.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of June 30, 2024 and December 31, 2023.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $51,000 for each of the six months ended June 30, 2024 and 2023 in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented. Inflation has increased substantially in recent periods and could have a greater impact on our future results of operations if it remains at current levels or increases further.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company we are exempt from the requirements of Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

As a Smaller Reporting Company we are exempted from the requirements of Item 1A.

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 17, 2020

3.2	By-Laws	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed April 16, 2020

3.3	Amendment No. 1 to By-Laws	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 24, 2024

10.1	Amendment to Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended	Incorporated by reference from Exhibit A to Registrant’s Definitive Proxy Statement filed April 29, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

101.INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: August 8, 2024	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: August 8, 2024	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

