Form 10-Q
period 2024-09-30
Lantern Pharma Inc.
filed 2024-11-07
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024 the registrant had 10,784,725 shares of common stock, $0.0001 par value per share outstanding.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,102,819	$21,937,749
Marketable securities	19,950,946	19,364,923
Prepaid expenses & other current assets	1,867,195	2,038,653
Total current assets	29,920,960	43,341,325

Property and equipment, net	48,931	52,127
Operating lease right-of-use assets	286,635	228,295
Other assets	36,738	25,869

TOTAL ASSETS	$30,293,264	$43,647,616

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,403,799	$2,505,211
Operating lease liabilities, current	197,291	172,975
Total current liabilities	3,601,090	2,678,186

Operating lease liabilities, net of current portion	93,953	61,496

TOTAL LIABILITIES	3,695,043	2,739,682

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at September 30, 2024 and December 31, 2023; $.0001 par value) (Zero shares issued and outstanding at September 30, 2024 and December 31, 2023)	-	-
Common Stock (25,000,000 authorized at September 30, 2024 and December 31, 2023; $.0001 par value) (10,784,725 shares and 10,721,192 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	1,078	1,072
Additional paid-in capital	96,772,824	96,258,726
Accumulated other comprehensive loss	(25,264)	(107,460)
Accumulated deficit	(70,150,417)	(55,244,404)
Total stockholders’ equity	26,598,221	40,907,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,293,264	$43,647,616

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$1,462,930	$1,313,727	$4,463,869	$4,679,128
Research and development	3,716,646	2,209,894	11,856,169	8,321,058
Total operating expenses	5,179,576	3,523,621	16,320,038	13,000,186
Loss from operations	(5,179,576)	(3,523,621)	(16,320,038)	(13,000,186)
Interest income	191,352	246,394	580,962	497,999
Other income, net	482,527	115,777	833,063	726,574

NET LOSS	$(4,505,697)	$(3,161,450)	$(14,906,013)	$(11,775,613)

Net loss per share of common shares, basic and diluted	$(0.42)	$(0.29)	$(1.39)	$(1.08)
Weighted-average number of common shares outstanding, basic and diluted	10,763,351	10,857,366	10,755,015	10,857,150

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

NET LOSS	$(4,505,697)	$(3,161,450)	$(14,906,013)	$(11,775,613)

Other comprehensive (loss) income
Unrealized gain on available-for-sale securities	38,057	81,004	108,486	165,540
Unrealized (loss) gain on foreign currency translation	(56,736)	42,041	(26,290)	67,054
Other comprehensive (loss) income	(18,679)	123,045	82,196	232,594
Comprehensive loss	$(4,524,376)	$(3,038,405)	$(14,823,817)	$(11,543,019)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2023

	Preferred Stock Number	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	of Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2022	-	$-	10,857,040	$1,086	$95,691,194	$(371,386)	$(39,282,870)	$56,038,024
Stock-based compensation	-	-	-	-	333,530	-	-	333,530
Net loss	-	-	-	-	-	-	(3,867,765)	(3,867,765)
Other comprehensive income	-	-	-	-	-	71,709	-	71,709
Balance, March 31, 2023	-	-	10,857,040	1,086	96,024,724	(299,677)	(43,150,635)	52,575,498

Stock-based compensation	-	-	-	-	392,390	-	-	392,390
Issuance of restricted common stock awards	-	-	12,000	1	(1)	-	-	-
Net loss	-	-	-	-	-	-	(4,746,398)	(4,746,398)
Other comprehensive income	-	-	-	-	-	37,840	-	37,840
Balance, June 30, 2023	-	-	10,869,040	1,087	96,417,113	(261,837)	(47,897,033)	48,259,330

Stock-based compensation	-	-	-	-	190,755	-	-	190,755
Net loss	-	-	-	-	-	-	(3,161,450)	(3,161,450)
Other comprehensive income	-	-	-	-	-	123,045	-	123,045
Balance, September 30, 2023	-	$-	10,869,040	$1,087	$96,607,868	$(138,792)	$(51,058,483)	$45,411,680

Three and Nine Months Ended September 30, 2024

	Preferred Stock Number	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	of Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	-	$-	10,721,192	$1,072	$96,258,726	$(107,460)	$(55,244,404)	$40,907,934
Common stock issued from warrant exercises	-	-	37,613	4	54,712	-	-	54,716
Stock-based compensation	-	-	-	-	134,057	-	-	134,057
Net loss	-	-	-	-	-	-	(5,440,810)	(5,440,810)
Other comprehensive income	-	-	-	-	-	109,320	-	109,320
Balance, March 31, 2024	-	-	10,758,805	1,076	96,447,495	1,860	(60,685,214)	35,765,217

Stock-based compensation	-	-	-	-	134,171	-	-	134,171
Net loss	-	-	-	-	-	-	(4,959,506)	(4,959,506)
Other comprehensive loss	-	-	-	-	-	(8,445)	-	(8,445)
Balance, June 30, 2024	-	-	10,758,805	1,076	96,581,666	(6,585)	(65,644,720)	30,931,437

Stock-based compensation	-	-	-	-	179,166	-	-	179,166
Common stock issued from warrant exercises	-	-	5,920	-	11,994	-	-	11,994
Issuance of restricted common stock awards	-	-	20,000	2	(2)	-	-	-
Net loss	-	-	-	-	-	-	(4,505,697)	(4,505,697)
Other comprehensive loss	-	-	-	-	-	(18,679)	-	(18,679)
Balance, September 30, 2024	-	$-	10,784,725	$1,078	$96,772,824	$(25,264)	$(70,150,417)	$26,598,221

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,906,013)	$(11,775,613)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,708	10,640
Non-cash lease adjustments	126,561	119,886
Stock-based compensation	447,394	916,675
Accretion of discounts on available for sale debt securities, net	(179,673)	(115,395)
Foreign currency remeasurement (gain) loss	(27,746)	129,686
Realized (gain) loss on redemptions of available for sale debt securities	(8,366)	76,820
Unrealized (gain) loss on equity securities	(221,124)	17,300
Changes in assets and liabilities:
Prepaid expenses and other current assets	155,282	442,076
Accounts payable and accrued expenses	898,560	(656,096)
Operating lease liabilities	(128,128)	(119,197)
Other assets	(10,869)	(7,980)
Net cash flows used in operating activities	(13,841,414)	(10,961,198)

INVESTING ACTIVITIES
Purchase of property and equipment	(9,512)	(13,653)
Purchases of marketable securities	(17,476,707)	(6,640,738)
Redemptions of marketable securities	17,408,333	5,468,000
Net cash flows used in investing activities	(77,886)	(1,186,391)

FINANCING ACTIVITIES
Proceeds from warrant exercises	66,710	-
Net cash flows provided by financing activities	66,710	-

Effect of foreign exchange rates on cash	17,660	(23,649)

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(13,834,930)	(12,171,238)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	21,937,749	37,742,966

CASH AND CASH EQUIVALENTS END OF PERIOD	$8,102,819	$25,571,728

Non-cash investing and financing activities
Operating lease right-of-use asset acquired through operating lease liability	$348,623	$141,989
Remeasurement of operating lease right-of-use asset and operating lease liability	-	198,847
Removal of operating lease right-of-use assets and related operating lease liabilities upon early termination of leases	163,722	-
Unrealized gain on available-for-sale debt securities	108,486	165,540

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

Note 2. Liquidity

The Company incurred a net loss of approximately $14,906,000 and $11,776,000 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had working capital of approximately $26,320,000. The Company plans to continue to explore periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2024, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date this quarterly report is filed.

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

Our marketable securities have had and may in the future have their market value fluctuate due to rises or falls in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are federally insured. Interest bearing and non-interest bearing accounts we hold at these banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Substantially all of our cash balances held at banking institutions at September 30, 2024 are in excess of FDIC coverage.

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

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with a short-term maturity of 3 months or less to be cash equivalents. Cash equivalents at September 30, 2024 and December 31, 2023 were approximately $6,970,000 and $20,881,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s condensed consolidated balance sheets.

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

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, common stock and mutual funds. We classify our marketable debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. Available-for-sale debt securities and equity securities are recorded at fair value each reporting period. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” or “Accumulated other comprehensive loss” on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive loss until realized. Unrealized gains and losses on equity securities are reported within “Other income, net” on the condensed consolidated statements of operations. Interest is reported within “Interest income” and dividend income is reported within “Other income, net” on the condensed consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in “Other income, net” on the condensed consolidated statements of operations, and any remaining unrealized losses are included in “Accumulated other comprehensive income (loss)” on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive loss. There were no credit losses recorded during the three and nine months ended September 30, 2024 and 2023, and there is no allowance for credit losses reported on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses in “Other income, net” on the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. While this ASU will increase and enhance disclosures, the Company believes this ASU will not have a material impact on the Company’s consolidated financial statements.

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

As described in the 2023 Form 10-K, the Company has previously entered into agreements with Fortrea Inc. (“Fortrea”) to provide contract research organization (CRO) services in connection with the Company’s Phase 2 clinical trial for LP-300 and the Company’s Phase 1 clinical trial for LP-184. In addition, the Company previously entered into a start-up work order with Fortrea regarding start-up assistance services to be provided by Fortrea relating to the LP-284 Phase 1 trial, which start-up work order terminated in the first quarter of 2024. In addition, in May 2024 the Company entered into an amendment to the work order with Fortrea relating to the LP-184 Phase 1 trial in order to reflect additional services to be provided by Fortrea relating to this clinical trial. The Company is currently discussing with Fortrea a potential amendment to make certain adjustments to the work order with Fortrea relating to the LP-300 Phase 2 clinical trial. The Company expects to finalize and enter into the amendment to the LP-300 work order in the fourth quarter of 2024.

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

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the three and nine months ended September 30, 2024 and 2023, respectively. These expensed amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amount Expensed for License, Strategic Alliance, and Research Agreements	$1,657,000	$669,000	$5,399,000	$4,017,000

Set forth below at September 30, 2024 and December 31, 2023, respectively, are (1) the approximate amounts accrued and payable under License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying condensed consolidated balance sheets.

	September 30, 2024	December 31, 2023

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$855,000	$1,563,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$748,000	$511,000

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate have collaborated on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2023, the term of the Collaboration Agreement was extended to continue until March 31, 2024. We are currently in discussions with Actuate to extend the Collaboration Agreement. Certain affiliates of Bios Partners beneficially own greater than 10% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through September 30, 2024, no revenues have been recognized under the Collaboration Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. In August 2024, Actuate announced the closing of its initial public offering (“IPO”), which also included a reverse stock split. Following the reverse stock split and the IPO, the Company holds 13,889 shares of common stock, which include a restriction that Actuate must be a public company for at least 90 days before the shares can be sold by the Company in accordance with Rule 144 of the Securities Act of 1933. At September 30, 2024, the Actuate common stock held by the Company had a fair value of approximately $103,000, which was reported as an unrealized gain in other income, net on the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2024.

Note 5. Leases

The following provides balance sheet information related to leases as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Assets
Operating lease, right-of-use asset, net	$286,635	$228,295
Liabilities
Current portion of operating lease liabilities	$197,291	$172,975
Operating lease liabilities, net of current portion	93,953	61,496
Total operating lease liabilities	$291,244	$234,471

At September 30, 2024, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2024 (remaining three months)	$54,129
2025	205,315
2026	54,744
Total minimum lease payments	314,188
Less amount representing interest	22,944
Present value of future minimum lease payments	291,244
Less current portion of operating lease liabilities	197,291
Operating lease liabilities, net of current portion	$93,953

In April 2021, the Company entered into two operating leases for office space that commenced in May 2021. The lease terms were set to expire in April 2023, subject to automatic renewal on a month-to-month basis unless the Company provided three-months written notice to the landlord prior to initial expiration. In January 2023, the Company renewed one of the operating leases (“Colony Square Lease”) for an additional two years and notified the landlord of its intent not to renew the other lease. In January 2023, the Company also entered into two new leases that commenced in March 2023 and May 2023, respectively, and continued through April 2025 (“Legacy West Leases”).

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

Effective August 31, 2024, the Colony Square Lease was terminated in conjunction with a new lease with the same landlord. The new lease began September 1, 2024 for a period of 24 months, requires payments of approximately $6,800 per month, and is subject to automatic renewal on a month-to-month basis unless the Company provides three-months written notice to the landlord. The exercise of lease renewal options is at the Company’s sole discretion.

The following table provides a reconciliation for our operating right-of-use assets and operating lease liabilities:

	Operating	Operating
	Right-of- Use	Lease
	Assets	Liabilities
Balance at December 31, 2023	$228,295	$234,471
Operating right-of-use asset acquired through operating lease liability	348,623	348,623
Early termination of operating leases	(163,722)	(163,722)
Amortizations and reductions	(126,561)	(128,128)
Balance at September 30, 2024	$286,635	291,244

Other supplemental information related to operating leases is as follows:

	As of September 30,
	2024	2023
Weighted average remaining term of operating leases (in years)	1.54	1.58
Weighted average discount rate of operating leases	9.50%	7.36%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the nine months ended September 30, 2024 and 2023. In April 2023, the Company entered into a two-year lease for material storage and handling. The lease is cancellable with 45-days written notice. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

The components of lease expense were approximately as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$48,300	$45,000	$138,300	$154,000
Short-term lease cost	4,800	4,000	14,100	9,000
	$53,100	$49,000	$152,400	$163,000

During the nine months ended September 30, 2024 and 2023, cash used in operating activities associated with operating leases was approximately $140,000 and $156,000, respectively.

Note 6. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2023, the Company issued 12,000 shares of restricted common stock to consultants with a grant date fair value of approximately $63,000 (“2023 Restricted Common Stock”). Half of the shares of restricted stock vested in September 2023, resulting in approximately $32,000 of expense during the three and nine months ended September 30, 2023, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. No expense was recorded related to the 2023 Restricted Common Stock during the three and nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company issued 20,000 shares of restricted common stock to a consultant with a grant date fair value of approximately $81,000 (“2024 Restricted Common Stock”). The restricted shares vested on October 4, 2024. No expense was recorded related to the 2024 Restricted Common Stock during the three and nine months ended September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company had 25,000,000 authorized shares of Common Stock, of which 10,784,725 shares and 10,721,192 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

Warrants

During the three months ended September 30, 2024, the Company issued 2,088 shares of common stock relating to the cashless exercise of warrants to purchase 7,664 shares, which warrants were expiring. During the nine months ended September 30, 2024, the Company issued 22,220 shares of common stock relating to the cashless exercise of warrants to purchase 86,685 shares, which warrants were expiring. During the three months ended September 30, 2024, the Company issued 3,832 shares of common stock for aggregate proceeds of $11,994 relating to the exercise of warrants that were expiring. During the nine months ended September 30, 2024, the Company issued 21,313 shares of common stock for aggregate proceeds of $66,710, relating to the exercise of warrants that were expiring. There were no warrant exercises during the three and nine months ended September 30, 2023. The Company has warrants to purchase 70,000 shares of common stock outstanding and exercisable as of September 30, 2024 at an exercise price of $18.75 per share, expiring on June 10, 2025

Options

The number of shares available under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated (the “Plan”), was increased by 125,000 shares at the Company’s Annual Meeting of Stockholders on June 13, 2024. A summary of stock option activity under the Plan during the nine months ended September 30, 2024 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2023	1,091,196	$6.11
Granted	241,000	4.63
Cancelled or expired	(57,650)	5.97
Outstanding September 30, 2024	1,274,546	$5.83

Options were exercisable for 960,785 shares of common stock at September 30, 2024 at a weighted average exercise price of $6.20 per share.

Stock-based compensation was as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative	$86,786	$95,189	$199,082	$540,260
Research and development	92,380	95,566	248,312	376,415
Total stock-based compensation	$179,166	$190,755	$447,394	$916,675

Note 7. Marketable Securities

At September 30, 2024, marketable securities consisted of the following:

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Government & Agency Securities	$10,271,625	$7,999	$(8,025)	$10,271,599
Corporate Bonds	3,884,331	4,750	(3,307)	3,885,774
Marketable Securities – Debt	14,155,956	12,749	(11,332)	14,157,373

Mutual Funds – Fixed Income	4,002,704	-	(194,354)	3,808,350
Mutual Funds – Alternative Investments	2,015,467	-	(133,717)	1,881,750
Common Stock (a)	-	103,473	-	103,473
Marketable Securities – Equity	6,018,171	103,473	(328,071)	5,793,573
	$20,174,127	$116,222	$(339,403)	$19,950,946

(a)	In May 2021, the Company received shares of common stock in Actuate as discussed in Note 4. The shares did not have a readily determinable value until Actuate’s IPO on August 13, 2024.

The contractual maturities of the investments classified as Government & Agency Securities and Corporate Bonds are as follows:

As of
September 30, 2024
Due within one year	$14,157,373

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of September 30, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of September 30, 2024
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government & Agency Securities	$492,980	$(45)	$1,288,299	$(7,980)
Corporate Bonds	299,154	(277)	544,354	(3,030)
Mutual Funds – Fixed Income	-	-	3,808,350	(194,354)
Mutual Funds – Alternative Investments	-	-	1,881,750	(133,717)
	$792,134	$(322)	$7,522,753	$(339,081)

We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of September 30, 2024, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of September 30, 2024 our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our money market accounts, mutual funds and common stock were valued using quoted prices in active markets for identical assets and are classified as Level 1.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Government & Agency Securities	$10,271,599	$-	$10,271,599	$-
Corporate Bonds	3,885,774	-	3,885,774	-
Money Markets	5,285,406	5,285,406	-	-
Mutual Funds – Fixed Income	3,808,350	3,808,350	-	-
Mutual Funds – Alternative Investments	1,881,750	1,881,750	-	-
Common Stock	103,473	103,473	-	-
	$25,236,352	$11,078,979	$14,157,373	$-

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

	Outstanding at September 30,
	2024	2023
Warrants to purchase common stock	70,000	177,998
Unvested restricted shares of common stock	20,000	6,000
Stock options	1,274,546	1,060,708
	1,364,546	1,244,706

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $14,906,000 and $11,776,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

Components of Our Results of Operations

Revenues

We did not recognize revenues for the three and nine-month periods ended September 30, 2024 and 2023.

Expenses

Our research and development expenses by project category for the three and nine months ended September 30, 2024 are as follows:

	Three Months	Nine Months
	Ended September 30, 2024	Ended September 30, 2024
LP-300	$914,266	$2,977,561
LP-184	1,772,428	5,775,257
LP-284	392,248	1,400,289
LP-100	16,679	47,079
ADC Program	42,961	121,383
RADR® Platform	305,113	892,903
Other	272,951	641,697
Total research and development expenses	$3,716,646	$11,856,169

We expect that our research and development expenses will continue to increase as we progress our clinical trials for LP-300, LP-184, and LP-284, and advance our other drug candidates and programs. We expect this increase to include additional expenses associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of LP-300, LP-184, LP-284 or our other drug candidates. We may never succeed in achieving regulatory approval for LP-300, LP-184, LP-284, LP-100, or any of our other drug candidates. The duration, costs and timing of clinical trials and development of our drug candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates, significant and changing government regulation, and geopolitical risk, including in Taiwan where we are pursuing clinical testing of LP-300. In addition, the probability of success for each drug candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

Summary Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$1,462,930	$1,313,727	$4,463,869	$4,679,128
Research and development	3,716,646	2,209,894	11,856,169	8,321,058
Total operating expenses	5,179,576	3,523,621	16,320,038	13,000,186
Loss from operations	(5,179,576)	(3,523,621)	(16,320,038)	(13,000,186)
Interest income	191,352	246,394	580,962	497,999
Other income, net	482,527	115,777	833,063	726,574
NET LOSS	$(4,505,697)	$(3,161,450)	$(14,906,013)	$(11,775,613)

Comparison of the Three Months Ended September 30, 2024 and 2023

General and Administrative Expenses

General and administrative expenses increased approximately $149,000, or 11%, from approximately $1,314,000 for the three months ended September 30, 2023 to approximately $1,463,000 for the three months ended September 30, 2024. The increases are primarily attributable to increased professional fees of approximately $134,000, increased patent and legal fees of approximately $42,000 and increased business development costs of approximately $8,000, offset in part by reductions in travel costs of approximately $21,000 and reductions in salaries and benefits of approximately $17,000. General and administrative expenses for the three months ended September 30, 2024 and 2023 included administrative expenses relating to our wholly-owned subsidiaries, including Starlight Therapeutics Inc., which was formed in January 2023.

Research and Development Expenses

Research and development expenses increased approximately $1,507,000, or 68%, from approximately $2,210,000 for the three months ended September 30, 2023 to approximately $3,717,000 for the three months ended September 30, 2024. The increase is primarily attributable to increased research study and material costs of approximately $1,189,000 relating to the conduct and support of our clinical trials, increased salaries and benefits of approximately $263,000, and increased consulting expenses of approximately $88,000, offset in part by reductions in product candidate manufacturing expenses of approximately $33,000.

Interest and Other Income, Net

Interest income decreased approximately $55,000, or 22%, from approximately $246,000 for the three months ended September 30, 2023 to approximately $191,000 for the three months ended September 30, 2024. Other income, net increased approximately $367,000 from a gain of approximately $116,000 for the three months ended September 30, 2023 to a gain of approximately $483,000 for the three months ended September 30, 2024. This increase was primarily attributable to net appreciation in the fair value of our mutual funds and common stock of approximately $224,000 during the three months ended September 30, 2024, as opposed to a net depreciation of approximately $45,000 in the fair value of our investment securities during the three months ended September 30, 2023. We also recognized a gain on foreign currency remeasurement of approximately $79,000 during the three months ended September 30, 2024, as opposed to a loss on foreign currency remeasurement of approximately $79,000 during the three months ended September 30, 2023. These increases in other income, net were offset, in part, by a decrease in research and development tax incentives related to our Australia subsidiary of approximately $33,000 and declines in dividend income of approximately $27,000.

Comparison of the Nine Months Ended September 30, 2024 and 2023

General and Administrative Expenses

General and administrative expenses decreased approximately $215,000, or 5%, from approximately $4,679,000 for the nine months ended September 30, 2023 to approximately $4,464,000 for the nine months ended September 30, 2024. The primary cause in the decline in general and administrative expenses relates to reductions in salaries and benefit costs of approximately $285,000, reductions in insurance costs of approximately $211,000, and reductions in office and administrative expenses of approximately $86,000, offset, in part, by increased professional fees of approximately $169,000, increased patent and legal costs of approximately $159,000, and increased business development expenses of approximately $37,000. General and administrative expenses for the nine months ended September 30, 2024 and 2023 included administrative expenses relating to our wholly-owned subsidiaries, including Starlight Therapeutics Inc., which was formed in January 2023.

Research and Development Expenses

Research and development expenses increased approximately $3,535,000, or 42%, from approximately $8,321,000 for the nine months ended September 30, 2023 to approximately $11,856,000 for the nine months ended September 30, 2024. The increase is primarily attributable to increased research study and material costs of approximately $3,457,000 relating to the conduct and support of our clinical trials, increased salaries and benefits costs of approximately $674,000, and increased consulting expenses of $344,000, offset in part by reductions in product candidate manufacturing costs of approximately $939,000.

Interest and Other Income, Net

Interest income increased approximately $83,000 from approximately $498,000 for the nine months ended September 30, 2023 to approximately $581,000 for the nine months ended September 30, 2024. Other income, net increased approximately $106,000 from a gain of approximately $727,000 for the nine months ended September 30, 2023 to a gain of approximately $833,000 for the nine months ended September 30, 2024. This increase was primarily attributable to net appreciation in the fair value of our mutual funds and common stock of approximately $229,000 during the nine months ended September 30, 2024, as opposed to a net depreciation of approximately $94,000 in the fair value of our investment securities during the nine months ended September 30, 2023. We also recognized a gain on foreign currency remeasurement of approximately $28,000 during the nine months ended September 30, 2024, as opposed to a loss on foreign currency remeasurement of approximately $130,000 during the nine months ended September 30, 2023. Dividend income increased by approximately $58,000 for the nine months ended September 30, 2024. These increases in other income, net were offset, in part, by a decrease in research and development tax incentives related to our Australia subsidiary of approximately $432,000 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Nine Months ended September 30,
	2024	2023
	(Unaudited)
Net cash flows used in operating activities	$(13,841,414)	$(10,961,198)
Net cash flows used in investing activities	(77,886)	(1,186,391)
Net cash flows provided by financing activities	66,710	-
Effect of foreign exchange rates on cash	17,660	(23,649)
Net decrease in cash and cash equivalents	$(13,834,930)	$(12,171,238)

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was approximately $13,841,000 compared to approximately $10,961,000 for the nine months ended September 30, 2023. The increase in net cash used in operating activities was primarily due to the increase in the net loss for the nine months ended September 30, 2024, offset in part by an increase in accounts payable and accrued expenses during the nine months ended September 30, 2024, which reduced the use of cash.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was approximately $78,000 compared to approximately $1,186,000 of net cash used in investing activities for the nine months ended September 30, 2023. The decrease in cash used in investing activities is primarily related to a reduced level of net investments in marketable securities during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities was approximately $67,000 during the nine months ended September 30, 2024, which is attributable to proceeds from warrant exercises. No cash was provided by or used in financing activities during the nine months ended September 30, 2023.

Operating Capital and Capital Expenditure Requirements

As of September 30, 2024, we had total assets of approximately $30.3 million and working capital of approximately $26.3 million. As of September 30, 2024, our liquidity included approximately $28.1 million of cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2024, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date this quarterly report is filed. We expect to continue to incur significant and increasing operating losses at least for the next several years as we continue our clinical trials for LP-300, LP-184 and LP-284, advance our other drug candidates and programs, and seek potential future marketing approval for our drug candidates, which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license and grant revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our existing and planned clinical trials and our expenditures on other research and development activities.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the nine months ended September 30, 2024.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of September 30, 2024 and December 31, 2023.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency gains of approximately $28,000 for the nine months ended September 30, 2024 and foreign currency losses of approximately $130,000 for the nine months ended September 30, 2023 in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lantern Pharma Inc.,

A Delaware Corporation

Dated: November 7, 2024	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: November 7, 2024	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

