Form 10-K
period 2024-12-31
Lantern Pharma Inc.
filed 2025-03-27
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $44,285,965.

As of March 17, 2025, the registrant had 10,784,725 shares of common stock, $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2024 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future preclinical study activities, future clinical trial activities, future research activities, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “model,” “objective,” “aim,” “upcoming,” “should,” ‘will,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to the following:

●	We will need substantial additional funding in the near future, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

●	We have a limited operating history and have never generated any revenues other than from research grants, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

●	We have limited experience in drug discovery and drug development and may not receive regulatory approval to market our drug candidates.

●	Our business strategy to rescue previously failed drug candidates may not be successful, and important issues relating to safety and efficacy remain to be resolved for all of our drug candidates. Our strategy also involves risks and uncertainties that differ from other biotechnology companies that focus solely on new drug candidates that do not have a history of failed clinical trials.

●	We may depend on enrollment of patients with specific genomic or biomarker signatures in our clinical trials in order for us to continue development of our drug candidates. If we are unable to enroll patients with specific genomic or biomarker signatures in our clinical trials, our research, development and commercialization efforts could be adversely affected.

●	Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

●	Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

●	Change in priorities at the FDA and other government agencies could hinder our ability to develop and commercialize any of our product candidates in a timely manner.

●	Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

●	Our RADR® platform may fail to help us discover and develop additional potential drug candidates.

●	Any failure by us to comply with existing regulations could harm our reputation and operating results.

●	Our inability to obtain and retain sufficient clinical trial liability insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit our ability to conduct clinical trials for drug candidates we develop.

●	Even if we are successful in completing all preclinical studies and clinical trials, we may not be successful in commercializing one or more of our drug candidates.

●	If our drugs do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

●	Failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad.

●	Any drug candidate that we obtain marketing approval for could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drugs, when and if any of them are approved.

iv

●	Even if we obtain regulatory approvals to commercialize LP-300, LP-184, LP-284 or our other drug candidates, our drug candidates may not be accepted by physicians or the medical community in general.

●	Healthcare reform measures could hinder or prevent our drug candidates’ commercial success.

●	Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our drug candidates, and we intend to rely on third parties to produce commercial supplies of any approved drug candidate. Therefore, our development of our drugs could be stopped or delayed, and our commercialization of any future drug could be stopped or delayed or made less profitable if third party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug products in sufficient quantities or at acceptable prices.

●	We, or third-party manufacturers on whom we rely, may be unable to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing approved drugs, if any.

●	We have obtained statistical data, market data and other industry data and forecasts used throughout this report from market research, publicly available information and industry publications which we believe are reliable but have not been verified by any third party.

●	We or our licensors may become involved in lawsuits to protect or enforce our patent rights or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

●	We may be subject to claims by third parties asserting that our employees, consultants, contractors or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

●	Our stock price has been volatile and often thinly traded, which may impair your ability to sell your shares.

●	If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

●	We may be at risk of securities class action litigation.

●	Our certificate of incorporation and our by-laws, and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

v

PART I

Item 1. Business

Overview

We are an artificial intelligence (A.I.) focused company dedicated to developing cancer therapies and transforming the cost, pace, and timeline of oncology drug discovery and development. Our development portfolio includes three clinical stage oncology focused product candidates and consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 100 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

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

A key component of our strategy is to target specific cancer patient populations and treatment indications identified by leveraging our RADR® platform, a proprietary A.I. enabled engine created and owned by us. We believe the combination of our therapeutic area expertise, our A.I. expertise, and our ability to identify and develop promising drug candidates through our collaborative relationships with research institutions in selected areas of oncology gives us a significant competitive advantage. Our RADR® platform has been developed and refined over the last several years and integrates billions of data points immediately relevant for oncology drug development and patient response prediction using artificial intelligence and proprietary machine learning algorithms. By identifying clinical candidates, together with relevant genomic and phenotypic data, we believe our approach will help us design more efficient preclinical studies, and more targeted clinical trials, thereby accelerating our drug candidates’ time to approval and eventually to market. Although we have not yet applied for or received regulatory or marketing approval for any of our drug candidates, we believe our RADR® platform has the ability to reduce the cost and time to bring drug candidates to specifically targeted patient groups. We believe we have developed a sustainable and scalable biopharma business model by combining a unique, oncology-focused big-data platform that leverages artificial intelligence along with active clinical and preclinical programs that are being advanced in targeted cancer therapeutic areas to address today’s treatment needs.

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

We are currently conducting a targeted phase 2 trial (the Harmonic™ trial) for LP-300 in never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. Our candidate LP-184 has shown promising in-vitro and in vivo anticancer activity in multiple solid tumor indications (including pancreatic, glioblastoma and triple negative breast cancer), and it is advancing in a Phase 1A clinical trial. Our candidate LP-284 has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. LP-284 is advancing in a Phase 1A clinical trial that commenced in the fourth quarter of 2023.

Our ADC program has also continued to advance. During 2024, we continued to progress the application of our RADR® A.I. platform to advance and refine an A.I. powered module focused on improving the precision, cost and timelines of ADC development for cancer. In 2023, we entered into a research collaboration with Bielefeld University in Germany focused on development of ADCs utilizing cryptophycin as the ADC drug-payload. Cryptophycins are promising antitumor molecules that have demonstrated potency at ultra-low, picomolar, concentrations. In a broad range of preclinical studies, the cryptophycin-ADC synthesized as part of the Bielefeld collaboration demonstrated promising picomolar level potency and anti-tumor activity in multiple solid tumor cell lines, including breast, bladder, colorectal, gastric, pancreatic and ovarian.

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

As of March 1, 2025, we own or control over 195 active patents and patent applications across 15 patent families whose claims are directed to our drug candidates and what we plan to do with our drug candidates. We have in-licensed or acquired patents and patent applications from AF Chemicals and BioNumerik Pharmaceuticals that are directed to the compounds LP-184, LP-284, LP-100 and LP-300, and methods of using the compounds. Additionally, we have also filed patent applications to further enhance, and extend the use of these compounds. Our 15 patent families are directed to our drug candidates, their usage, manufacturing and other matters. These matters are essential to precision oncology and relate to: (a) data-driven, biologically relevant biomarker signatures, (b) patient selection and stratification approaches that rely on prediction of response derived from these signatures and, (c) the ability to develop novel, combination therapy approaches with existing therapeutics.

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

●	LP-300 (Sodium 2,2’-disulfanediyldiethanesulfonate) (Tavocept®): We are currently advancing LP-300 in a phase 2 clinical trial, the Harmonic™ trial, in combination with chemotherapy in never-smokers with NSCLC adenocarcinoma who relapsed while on tyrosine kinase inhibitor (TKI) therapy.

●	LP-184. ( (-) hydroxyureamethylacylfulvene): LP-184 is a synthetic small molecule drug with nanomolar potency that has potential for treatment of solid tumors including breast, pancreatic, bladder, and lung cancers, and glioblastoma and other CNS cancers. LP-184 preferentially damages DNA in cancer cells overexpressing specific biomarkers. We are advancing LP-184 in a phase 1 clinical trial. Following the formation of Starlight Therapeutics in early 2023, we now refer to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”.

●	LP-284. ( (+) hydroxyureamethylacylfulvene): LP-284, the stereoisomer (enantiomer) of LP-184, has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. We are advancing LP-284 in a phase 1 clinical trial.

●	ADC Program: Our ADC program continues to advance. During 2024, we applied our RADR® A.I. platform to advance an A.I. powered module focused on improving the precision, cost and timelines of ADC development for cancer. In 2023 we entered into a research collaboration with Bielefeld University in Germany focused on development of ADCs utilizing cryptophycin as the ADC drug-payload. Cryptophycins are promising antitumor molecules that have demonstrated potency at ultra-low, picomolar, concentrations.

We currently have INDs in the U.S. for LP-300, LP-184 and LP-284.

Our Precision Cancer Therapy Development Using Our Innovative RADR® Platform

We believe RADR® is one of the world’s largest A.I. and machine learning (M.L.) oncology drug discovery and development platforms, consisting of over 100+ billion oncology-focused data points. These data points consist of large-scale multi-omic data, derived from 130,000+ patient records, 150+ drug-tumor interactions, thousands of drug classes, and covering over 135 cancer subtypes. RADR® leverages this data and over 200+ advanced ML algorithms to power its drug discovery and development modules. RADR®’s data, capabilities, and insights have powered the development of new Lantern drug candidates, advancement of new indications for existing drugs, and identification of potential new drug combinations.

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

Our RADR® platform is core to our drug development approach for identifying the desired candidates to in-license and develop. Oncology drug development is exceedingly challenging, with an overall estimated Phase 1-to-approval probability of success of just 3.3 percent (according to reports from DIA Global Forum: What Are the Chances of Getting a Cancer Drug Approved?, May 2019) and an estimated mean cost to deliver a new oncology medicine of $4.4 billion (Study published in Targeted Oncology, 2023; Analysis of the Cost of Developing Oncology Drugs Approved by the FDA Between 1997 and 2020). There is a critical need to rescue clinical research on drugs that have failed clinical trials in order to provide additional possible therapies for patients while reducing the overall cost of therapeutic development. Many drug failures within oncology may be attributed to the heterogeneity of the tested patient population, even though there may be a strongly positive therapeutic impact on certain patient subgroups within that population.

As data-centric and machine learning approaches are beginning to change the pace and scale of drug discovery and development, research and development (“R&D”) we believe efforts in large biopharma companies are beginning to shift away from traditional approaches towards new data and A.I.-centric approaches. According to Deloitte Consulting, in Ten Years On | Measuring the return from pharmaceutical innovation 2019, “decades of advances in science and technology have driven improvements in health care outcomes and influenced stakeholder expectations of the role of the biopharmaceutical industry (biopharma)”. The Deloitte Consulting report further describes that R&D costs will, “shift from traditional discovery and trial execution to a process driven by large datasets, advanced computing power and cloud storage”. Continuing the trend of scientific advancement impacting biopharma, as noted in Deloitte’s 2019 report, the findings in Deloitte’s 2023 report show R&D returns rebounding, with regulatory challenges and the need for AI integration remaining as key future hurdles for the industry.

Analysts estimate that this shift from traditional screening, and trial-based studies to leveraging in silico, data and A.I. methodologies has driven a significant increase in the spending on A.I. by the biopharma and drug discovery community. According to GlobalData, the drive to reduce drug development time and costs through AI-enhanced computer-aided drug design, coupled with a surge of AI-focused startups, is projected to result in biopharma AI spending reaching $3 billion by 2025. As a result of these trends and changes in the R&D model in biopharma, we believe that we, and companies that are using data-centric and A.I. centric approaches to drug discovery and development, are in an ideal position to benefit from this industry shift that has the potential to help deliver drugs to the right patients faster, with a higher degree of personalization and a potentially lower amount of average costs in the development cycle.

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

Predicting optimal drug responses in cancer patients requires the identification and validation of predictive biomarkers. Our RADR® platform seeks to identify biomarkers to assist in selecting patients who have the highest likelihood to respond to our drug candidates. For example, the targeted indications for our drug candidate LP-184 were chosen in part because they are known to highly express the protein coding gene PTGR1. Our clinical development plans for LP-184 are intended to provide additional information regarding biomarkers related to LP-184’s molecular and cellular targets. This method of using and validating targeted biomarkers during development and then using these biomarkers during future clinical trials can lead to shortening of the development timeline and compression of costs associated with oncology drug development.

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

Our RADR® Platform Workflow

Our RADR® platform’s proprietary workflow involves preliminary statistical analysis on approximately 18,000 features typically from whole transcriptomic datasets reducing the set to approximately 2,000 features. This is followed by gene filtering via biological and statistical methodologies yielding approximately 200 significant genes. The platform currently contains multiple feature selection methods and multiple machine learning methods to analyze the drug and omics data, in order to fine tune the model and get better and improved prediction accuracy. Feature selection ensures that genes that do not contribute to response prediction are excluded from the output dataset. The prediction component subsequently applies an A.I.-driven reduction algorithm to the previously filtered genes generating a targeted set of typically less than 50 candidate biomarkers predictive of response to a particular molecule. The figure below illustrates RADR®’s workflow.

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

The value of the platform architecture is derived from its validation through the analysis of over 100 billion oncology-specific clinical and preclinical data points, more than 154 drug-cancer interactions, thousands of drug classes, data covering more than 135 cancer subtypes, and over 130,000 patient records from 16 databases, one of which is our internal database. RADR® leverages this data and over 200+ advanced ML algorithms to power its drug discovery and development modules. Our target objectives for additional data growth efforts of the RADR® platform include a focus on drug sensitivity data, combination treatment outcome data, and biomarker data in rare cancers, and on emerging synthetic lethal targets that are aimed at accelerating the development of new therapies. Additionally, the RADR® platform’s generative A.I. capabilities, focusing on molecular optimization and automated feature extraction to improve understanding and prediction of molecular dynamics, safety, and drug-drug interactions are planned to increase in functionality and scope for both small molecule development and for ADC development, analytics and characterization.

We use cancer cell line gene expression profiles and drug sensitivity data (IC50) as one of the RADR® platform’s input types. In a population of 10 case studies our platform was able to distinguish responders from non-responders with an average historical accuracy of over 80%. We have also used our platform to generate genetic signatures that we believe to have applicability for the majority of FDA approved drug-tumor indications. External validation, through retrospective data analysis, of patient datasets from 10 independent clinical studies achieved an average response prediction accuracy greater than 80%, and internal analysis of 120 drug-tumor interactions in cell lines achieved an accuracy of greater than 85%. The figure below illustrates examples of RADR®’s algorithms and how they can be used.

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

Actuate Therapeutics Collaboration Utilizing RADR Platform

In May 2021, we entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, we have collaborated on utilization of our RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, we received shares of Actuate stock subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts.

TTC Oncology Collaboration to Expand the Clinical Development of Drug Candidate TTC-352

In February 2023, we entered into a Collaboration Agreement with TTC Oncology (“TTC”). The collaboration focused on using RADR® to accelerate and sharpen the drug development of TTC’s Phase 2 ready drug candidate TTC-352. TTC-352, is a novel, first- and best-in-class selective human estrogen receptor (ER) partial agonist (ShERPA) for the treatment of patients with metastatic ER+ breast cancer. TTC-352 was evaluated in a Phase 1 accelerated dose escalation study for hormone receptor positive metastatic breast cancer, and it showed early anti-tumor activity signals in heavily pretreated hormone refractory patients. The aims of the collaboration were to 1) identify biomarker or gene signatures to power potential patient selection for a planned TTC-352 Phase 2 clinical trial, 2) further characterize TTC-352’s mechanism of action, and 3) discover additional treatment indications for TTC-352.

Oregon Therapeutics Collaboration to Optimize Precision Development of Drug Candidate XCE853

In mid-2024, we entered into a strategic A.I.-driven collaboration with French biotechnology company, Oregon Therapeutics, to optimize the development of its first-in-class protein disulfide isomerase (PDI) inhibitor drug candidate XCE853 in novel and targeted cancer indications. As part of the collaboration, we have leveraged our proprietary RADR® A.I. platform to uncover biomarkers and anticancer-associated signatures of XCE853 across solid tumors aimed at assisting in precision development. Oregon Therapeutics has focused on developing XCE853 in various cancer indications, including drug-resistant ovarian and pancreatic cancer, certain hematological cancers and several pediatric cancers including CNS cancers. The objectives of the collaboration have included a focus on 1) uncovering biomarkers and efficacy-associated gene signatures to guide in the eventual stratification and selection of patients for future clinical trials, 2) efforts to identify tumor-based response and resistance mechanisms to XCE853 and strategies to overcome treatment resistance, and 3) identification of opportunities to expand the use of XCE853 in additional therapeutic cancer indications for XCE853.

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

As part of our strategy, we plan to:

●	Pursue existing indications for LP-300, LP-184, LP-284, our ADC program and are other product candidates, leveraging our RADR® platform to refine and optimize our trial design and biomarker signatures that correlate to potential patient response.

●	Expand our pipeline by identifying new drug candidates that have either been abandoned or have failed in late stage clinical trials, and have the potential to benefit from a precision medicine approach that leverages our expertise and A.I. platform.

●	Identify and design potential combination therapy approaches to use our compounds in conjunction with currently approved drugs by leveraging our RADR® platform to analyze and uncover synergistic mechanisms and biological pathways using genomics and machine learning.

●	Advance the algorithms, methodologies and models that underlie our computational and machine learning platform to improve the predictive power, and to develop additional capabilities that are focused on accelerating or de-risking oncology drug development.

●	Pursue collaborations and partnerships with other biotech and pharma companies where our A.I. and precision oncology expertise can be used to de-risk or accelerate development programs and where our stockholders can receive a significant economic benefit.

●	Continue to develop and patent intellectual property and advance our intellectual property portfolio associated with both fundamental patents and patents associated with precision, patient stratified, targeted therapies and genomic or biomarker signatures.

●	Continue to evaluate, select and launch additional clinical development programs.

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

LP-300 Chemical Structure

LP-300 Phase 2 Clinical Trial

We are conducting a Phase 2 clinical trial (the “HARMONIC™ Study”) of LP-300 in combination with carboplatin and pemetrexed in never smoker patients with relapsed advanced primary adenocarcinoma of the lung after treatment with tyrosine kinase inhibitors. Our purpose in conducting the study is to determine the potential clinical advantages and benefit for this drug combination in the study-defined patient population. As of the date of this report, we have 7 clinical trial sites in the US, 5 clinical trial sites in Japan, and 5 clinical trial sites in Taiwan. Enrollment of patients on the Harmonic™ Study in the U.S. has been challenging, and we have implemented a strategy of increasing enrollment by expanding the study to East Asian countries where approximately 30-35+% of all lung cancer cases occur in never-smokers with NSCLC.

The Harmonic™ Study is designed as a multicenter, open label, Phase 2 trial with planned future enrollment of approximately 90 patients. Patients who are never smokers with lung adenocarcinoma and have relapsed after prior treatment with tyrosine kinase inhibitors will be eligible for enrollment. Following completion of a six-patient safety lead-in stage, the trial advanced to the randomization stage, which consists of enrolling patients in a 2:1 allocation ratio to one of two arms: Arm A (consisting of carboplatin, pemetrexed, and LP-300) or Arm B (consisting of carboplatin and pemetrexed).

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

Disease Background and Opportunity

Lung cancer is the second most prevalent cancer globally, and it accounts for the highest level of cancer-related deaths worldwide. Lung cancer accounts for approximately 12% of all new cancer diagnoses, but 21% of all cancer deaths in the US. Lung cancer kills more people annually than cancers of the breast, prostate, colon, liver, kidney, pancreatic, and melanoma combined. The American Cancer Society’s estimates for lung cancer in the US for 2025 are:

●	Approximately 226,650 new cases of lung cancer (110,680 in men and 115,970 in women)

●	Approximately 124,730 deaths from lung cancer (64,190 in men and 60,540 in women)

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

Lung cancer is the most common cause of global cancer-related mortality, leading to over a million deaths each year and adenocarcinoma is its most common histological subtype. Worldwide, lung cancer occurred in approximately 2.5 million patients in 2022 and caused an estimated 1.8 million deaths. NSCLC is described as any type of epithelial lung cancer other than small cell lung cancer (“SCLC”). The 5-year survival rate for NSCLC is 28%.

Rapid advances in understanding the molecular pathogenesis of NSCLC have demonstrated that NSCLC is a heterogeneous group of diseases. Although the initial treatment of localized disease is the same, the molecular characterization of tumor tissue in patients with NSCLC serves as a guide to treatment both in those who present with metastatic disease and in those who relapse after primary therapy. Molecularly targeted therapies have dramatically improved treatment for patients whose tumors harbor somatically activated oncogenes such as mutant EGFR1 or translocated ALK, RET, or ROS1. Smoking is the major cause of lung adenocarcinoma but, as smoking rates decrease, proportionally more cases occur in never-smokers (defined as less than 100 cigarettes in a lifetime). KRAS mutations in lung cancer cases are nearly exclusive to smokers. KRAS, “Kristen rat sarcoma viral oncogene homolog,” is a protein involved in regulating cell division. KRAS mutation is a gain-of-function mutation (i.e. somatic mutation turns RAS, a benign gene “proto-oncogene” into KRAS, an oncogenic driver of many tumors). KRAS-mutated non-small cell lung cancer represents 20% to 25% of all NSCLC. In 2022, FDA granted accelerated approval to Antibody Drug Conjugate trastuzumab deruxtecan (Enhertu) for HER2 mutated advanced stages of non-small cell lung cancer (NSCLC). In 2022, the combination of CTLA-4 inhibitor tremelimumab and the anti-PDL1 antibody durvalumab was approved by FDA for treating metastatic NSCLC patients lacking EGFR mutation or ALK translocation. In 2023, FDA approvals included pralsetinib (Gavreto) for RET fusion-positive NSCLC and repotrectinib (Augtyro) for ROS1-positive NSCLC, offering the first approval for both TKI-naïve and previously treated patients. In 2024, the FDA approved Osimertinib (Tagrisso) in combination with platinum-based chemotherapy for EGFR-mutated NSCLC. Amivantamab-vmjw (Rybrevant) was also approved, in combination with carboplatin and pemetrexed, as a first-line treatment for NSCLC with EGFR exon 20 insertion mutations. Additionally, ensartinib was approved for first-line treatment in ALK-positive, advanced or metastatic NSCLC patients who had not previously received an ALK inhibitor. Tepotinib (Tepmetko) was approved for patients with MET exon 14 skipping alterations, and alectinib (Alecensa) was approved for adjuvant treatment after tumor resection in ALK-positive NSCLC patients, as detected by an FDA-approved test. Tumor suppressor gene abnormalities, such as those in TP53, CDKN2A8, KEAP1, and SMARCA4 are also common but are not currently clinically actionable.

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

In the US in 2025, there will be an estimated 11,444 diagnosed cases of NSCLC in female non-smokers, accounting for approximately 5% of all lung cancer cases. Globally in 2022, there were an estimated 125,231 adenocarcinoma cases of NSCLC in female non-smokers. Due to the specificity of this indication, it may be possible to classify it as a rare disease. When attempting to explain some gender susceptibility differences, research has demonstrated that women with NSCLC tend to be:

●	Younger;

●	Asian;

●	2-3 times more likely to be non-smokers;

●	more likely to develop adenocarcinoma and;

●	more likely to have metastatic disease.

The high rate of adenocarcinomas in non-smoking women suggests the possible existence of other etiological factors in addition to smoking. Some factors that have been considered include gender-specific genetic alterations and predispositions, passive smoke effects, different nicotine metabolism in women, occupational exposure, diet, and chronic obstructive pulmonary disease. Based upon estimates published by Global Cancer Statistics 2022 and 2025 estimates published by the American Cancer Society, below is an overview of relevant potential patient population and market sizes that we believe LP-300 could address, if approved:

Lung cancer	Global (2022)	US (2025)
Total lung cancer estimated incidence (new cases)	2,480,301	226,650
NSCLC incidence (~85% of all lung cancer cases)	2,108,256	192,653
NSCLC adenocarcinoma incidence (~60% of all NSCLC)	1,264,954	115,592
Never-smokers estimate (~15% of adenocarcinoma)	189,744	17,338
Female never-smoker estimate (~66% of never-smokers with lung cancer are female)	125,231	11,444
Total Potential Patient Segment in New Lung Cancer	5.0%-7.6%	5.0%-7.6%

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

Market Opportunity

Most never-smoker patients with lung cancer are women, and adenocarcinoma is the most common type. Non-smoker patients with non-small-cell lung cancer (“NSCLC”) generally have a better response to inhibitors of epidermal-growth-factor receptor (EGFR) tyrosine kinase, including without limitation gefitinib and erlotinib, than do those with a history of tobacco smoking. Studies have identified differences in chromosomal aberrations, genetic polymorphisms, gene mutations, and methylation status between lung cancer in non-smokers and tobacco-associated lung cancer. These clinical and biological differences suggest that the two cancers have overlapping but unique pathways of carcinogenesis. The EGFR mutation is one of the most important genetic change in lung cancer in people who have never smoked because it is more common in lung cancer in never-smokers than in tobacco associated lung cancer and is associated with greater therapeutic benefit from inhibitors of EGFR. Other alterations associated with never-smokers include mutations, fusions or amplifications in ALK, ROS1, RET and MET genes. Based on published articles in JCI Insight, 2024: The genomic landscape of lung cancer in never-smokers from the Women’s Health Initiative, lung cancer in never-smokers accounts for 10-15% of US cases and up to 20% globally, with recent trends showing an increase to 17% in men and 24% in women in never-smokers. As detailed in the study “Characteristics of never-smoker lung cancer patients in Korea” published in Lung Cancer, 2004, in Asia, over 30% of patients with lung cancer are never-smokers, with at least 50% of lung cancers occurring in women who have never smoked.

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

Phase 3. LP-300 has been evaluated in five Phase 3 studies: two in patients with metastatic breast cancer, with a primary endpoint examining the ability to reduce platinum/taxane induced peripheral neuropathy, and three in patients with NSCLC or advanced primary lung adenocarcinoma. (DMS32205R, ASKA Pharmaceutical, 08/2005 through 02/2008; DMS30203R, BioNumerik, 09/2001 through 10/2006; DMS30204R, ASKA Pharmaceutical, 04/2003 through 03/2006; DMS32206R, Baxter, 10/2002 through 04/2006; and DMS32212R, BioNumerik, 04/2010 through 06/2013) Although the overall population did not meet the pre-specified primary endpoints in any of the trials, analysis of subgroups of patients in one multi-country lung adenocarcinoma trial and one Japanese NSCLC trial revealed differences in the median overall survival between the two treatment arms (with or without LP-300 treatment). The results from the two key lung cancer trials obtained from retrospective analyses are described below:

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

Phase 1 Clinical Trial for LP-184

We are advancing LP-184 in a Phase 1 clinical trial focused on patients with advanced solid tumors and glioblastoma, which includes potential patients with breast, lung, pancreatic, bladder, prostate, and ovarian cancers and other solid tumors. For the dose escalation portion of the study, in addition to the primary objective of determining the MTD (maximum tolerated dose)/MAD (maximum administered dose) and another dose for further clinical evaluation in Phase 1B, other objectives include correlations of clinical activity with tumor expression of the gene PTGR1 (Prostaglandin Reductase 1) and/or genomic alterations in DNA damage repair pathway genes. We expect to enroll approximately 60 patients in the Phase 1A portion of the study from multiple clinical trial sites. As of the date of this report, we have 9 clinical trial sites that have been activated in the U.S. for the LP-184 Phase 1A study.

Upon completion of enrollment in Phase 1A and analysis of safety, PK, and clinical activity data, we, together with the clinical investigators participating in the study, will review the totality of study data to determine the recommended dose(s) to be used in further clinical testing of LP-184 in Phase 1B. In anticipation of the planned commencement later this year of the Phase 1B portion of the LP-184 clinical trial, we are currently evaluating the key components to be included in the protocol amendment to be filed in connection with the Phase 1B portion of the trial.

Potential Future LP-184 Clinical Studies

The following is a summary of potential future clinical studies of LP-184. The conduct of these studies will be subject to the evaluation of data from the Phase 1a study and obtaining additional funding.

Phase 1b/2 dose expansion study in adult patients with advanced triple negative breast cancer (TNBC), pancreatic cancer (PDAC), non small cell lung cancer (NSCLC), and other solid tumors.

We plan to conduct a Phase 1b/2 dose expansion study of LP-184 in adult patients with advanced triple negative breast cancer (TNBC), pancreatic cancer (PDAC), non small cell lung cancer (NSCLC), and other solid tumors. Our objective for the planned conduct of this study will be to provide safety and potential preliminary efficacy data, and to inform the optimal dose of LP-184 monotherapy that can be administered in the treatment of a subset of advanced solid tumors with known DNA Damage Repair (DDR) pathways. The Phase 1b portion of the study is expected to be a multi-center study with the primary objective of determining the recommended Phase 2 dose (RP2D) of LP-184 in TNBC and other indications, including NSCLC, PDAC, and other solid tumors.

●	It is estimated that approximately 30% of solid tumors (including ovarian, breast, pancreatic, colon, and prostate cancers, as well as melanoma and leiomyosarcoma) harbor alterations in DDR pathways. DNA repair targeting therapies exploit DDR alterations in cancer cells to achieve synthetic lethality, a therapeutic rationale that has led to the development of a variety of DDR inhibitors, such as PARP inhibitors. Although DDR inhibitors that are approved or under development have shown promising clinical activity, approximately 40-70% of patients develop resistance over time and necessitate additional therapies.

●	LP-184 is a synthetically lethal small molecule that in preclinical studies has been observed to induce DNA double strand breaks upon bioactivation by the enzyme prostaglandin reductase 1 (PTGR1) in cancer cells. In preclinical studies, LP-184 showed a high degree of anti-tumor activity in triple-negative breast cancer (TNBC), pancreatic ductal adenocarcinoma (PDAC), non-small cell lung cancer (NSCLC) and other solid tumors. Preclinical studies and artificial intelligence-driven in silico modeling suggest that cancers with DNA Damage Response (DDR) gene alterations may preferentially respond to LP-184.

Phase 1b/2 Study of LP-184 in combination with olaparib in adult patients with Advanced HR-Negative and HER2-Negative Breast Cancer (Triple-Negative Breast Cancer; TNBC).

We plan to conduct a Phase 1b/2 Study of LP-184 in combination with olaparib in adult patients with Advanced HR-Negative and HER2-Negative Breast Cancer (Triple-Negative Breast Cancer; TNBC). Our objective for the planned conduct of this study will be to provide safety and potential preliminary efficacy data, to inform the optimal dose(s) of LP-184 that can be administered in a specified dosing regimen, in combination with olaparib, in future pivotal clinical studies. This is expected to be a multicenter study with the primary objective of evaluating the safety, tolerability, and preliminary estimates of clinical activity of LP-184 in combination with olaparib in patients with HR-negative and HER2-negative breast cancer patients (TNBC).

●	TNBC accounts for approximately 15% of breast cancers and presents with the worst prognosis. It does not benefit from targeted treatment and hormonal treatment options for breast cancer. TNBC is a heterogeneous disease with a high frequency of homologous recombination deficiency (HRD). Despite advances made in the development of therapies for TNBC, overall survival remains poor and strategies to overcome resistance to approved therapies, including approved PARP inhibitors like olaparib, are needed.

●	In vitro, LP-184 has demonstrated inhibitory activity (with sub micromolar IC50 values) in multiple TNBC breast cancer cell lines. In vivo, in TNBC PDX models, LP-184 showed 107 – 132% tumor growth inhibition with complete tumor regression observed, especially in models harboring HRD and irrespective of their sensitivity to PARP inhibitors. In addition, the combination of LP-184 with olaparib resulted in synergistic tumor growth inhibition in TNBC PDX models when compared to either monotherapy.

Phase 1b/2 Study of LP-184 in combination with nivolumab and ipilimumab in KEAP1 and/or STK11-mutated and PD-L1-low non-small cell lung cancer (NSCLC).

We plan to conduct a Phase 1b/2 Study of LP-184 in combination with nivolumab and ipilimumab in KEAP1 and/or STK11-mutated and PD-L1-low non-small cell lung cancer (NSCLC). Our objective for the planned conduct of this study will be to provide safety and potential preliminary efficacy data, and to inform the optimal dose(s) and regimen of LP-184 that can be administered in combination with the standard of care nivolumab and ipilimumab immunotherapy regimen. This is expected to be a multicenter study with the primary objective of evaluating the safety tolerability, and preliminary estimates of clinical activity of LP-184 in combination with standard of care immunotherapy treatment in patients with KEAP1 and/or STK11-mutated and PD-L1-low non-small cell lung cancer (NSCLC).

●	Lung cancer is the most frequent cause of cancer-related death worldwide with NSCLC being the most common type, and accounting for approximately 85% of lung cancers. Despite the progress made in the last decade with immunotherapy, targeted therapy, and other treatments, there is still a significant unmet need for effective therapies for NSCLC patients. Specifically, alterations in the KEAP1 and STK11 genes are common in NSCLC patients and often associated with worse prognosis. Most KEAP1 and/or STK11 mutated NSCLC patients have no or low PD-L1 expression, further limiting the benefits from PD-(L)1 blockage therapies. There is a high unmet need for effective therapies for NSCLC patients harboring the above alterations, which have often been considered undruggable and/or associated with mechanisms of resistance to approved therapies.

●	We believe LP-184 has the potential to improve outcomes in the KEAP1 and/or STK11 mutated NSCLC subset of patients. In the H460 (KEAP1 and STK11 double mutant) human NSCLC cell line derived xenograft tumor model, LP-184 single agent demonstrated 102% tumor growth inhibition (TGI). We also believe that LP-184 holds potential promise for boosting the efficacy of immune checkpoint inhibitors (ICIs), likely via reprogramming the tumor microenvironment. In preclinical studies, we have observed that, when combined with ICIs, LP-184 has the capacity to produce a synergistic anti-tumor response by amplifying DNA damage, reducing immunosuppression and targeting vulnerabilities underlying KEAP1 and/or STK11 mutations thereby also helping to reverse ICI resistance. In a proof-of-concept study in mouse triple-negative breast cancer tumor models that were non-hypermutated and ICI resistant, LP-184 combined with an anti-PD-1 agent synergized and elicited a greater anti-tumor response than monotherapies. The LP-184 and anti-PD-1 combination also enhanced antigen presentation and interferon signaling in these models.

Additional LP-184 (STAR-001) Development Opportunities – Starlight Therapeutics Inc.

STAR-001 in Glioblastoma and other CNS Cancers

Glioblastoma is an aggressive type of cancer that begins in the brain and accounts for more than half of all brain cancers. Glioblastoma has an overall five-year survival rate of 5%, meaning that only approximately 5 in 100 people survive GBM for five years and beyond. We believe that STAR-001’s molecular features and distinct mechanism of action, preclinical anti-tumor activity and strong correlation with specific biomarkers have the potential to provide a unique and powerful approach aimed at addressing high unmet needs in GBM and other aggressive CNS tumors.

Data and observations supporting the development of STAR-001 for GBM and other brain cancers include the following:

●	We have obtained favorable preclinical in vivo and in vitro data supporting the ability of STAR-001 to cross the blood brain barrier.

●	STAR-001 treatment induced tumor regression evidenced by greater than 106% tumor growth inhibition in two subcutaneous xenograft models of GBM (U87 and M1123). STAR-001 also prolonged survival in mice bearing an intracranially implanted tumor model of GBM (U87), as compared with those that did not receive any drug substance.

●	Intravenous administration of STAR-001 over two cycles reduced subcutaneous xenograft tumor volume in mice by greater than 85% within the treatment group.

●	In an orthotopic GBM xenograft tumor model in mice, a single cycle of STAR-001 resulted in a statistically significant (p < 0.0001) extension of median overall survival in the STAR-001-treated group (42 days) versus the control group (33 days).

●	Analyses driven by RADR® have identified, in clinical databases, GBMs with elevated PTGR1 expression and harboring defects in DNA damage repair components as a targeted subset of genetically defined patients who could potentially benefit from STAR-001-based therapy.

●	Preclinical data supports the observation that STAR-001 has potential to be an effective treatment in GBM regardless of MGMT (a DNA repair enzyme) status of the cancer. This has significant potential to provide a much-needed alternative to the standard-of-care drug, temozolomide (TMZ), especially in GBMs that over-express MGMT — which can be up to 50% of GBM cancers.

●	In August 2021, the FDA granted STAR-001 Orphan Drug Designation for the treatment of GBM and other malignant gliomas.

The standard treatment for glioblastoma includes radiation and chemotherapy with temozolomide. Based on an article in the journal Genes and Diseases (Temozolomide resistance in glioblastoma multiforme, Genes Dis., 2016 May 11;3(3):198-210) and other publications, at least fifty percent of temozolomide treated patients do not respond to this treatment, and others often form resistance to temozolomide based regimens. We have obtained preclinical data supporting the observation that STAR-001 has potential to be an effective treatment in GBM regardless of the MGMT (a DNA repair enzyme) status of the cancer. This has significant potential to provide a much-needed alternative to the standard-of-care drug, temozolomide (TMZ), especially in GBMs that over-express MGMT — which can be up to 50% of GBM cancers. Patients that have GBMs that over-express MGMT are generally unresponsive to TMZ and need new therapy options that can exploit other molecular pathways and mechanisms.

We believe STAR-001’s ability to cross the blood-brain barrier, together with its preclinical anti-tumor activity and sensitivity correlations with relevant biomarkers, highlight STAR-001’s potential for use as both monotherapy as well as a synergistic agent in combination with other drugs to address the unmet needs in GBM and other aggressive central nervous system tumors.

Potential Future STAR-001 Clinical Studies

The following is a summary of potential future clinical studies of STAR-001. The conduct of these studies will be subject to the evaluation of data from the LP-184 Phase 1a study and obtaining additional funding.

A Phase 1b/2a Study to Evaluate the Safety, Pharmacokinetics, and Objective Response of STAR-001 (LP-184) in combination with Spironolactone in IDH wild type Supratentorial Glioblastoma at First Progression

In preclinical tumor models, co-treatment with Spironolactone (SP), a transcription-coupled nucleotide excision repair (TC-NER) inhibitor, sensitized GBM cells and xenografts to STAR-001. SP is an FDA approved blood-brain barrier (BBB) permeable aldosterone antagonist that inhibits TC-NER by inducing ubiquitin-mediated proteolytic degradation of ERCC3. SP and its active metabolites are specific pharmacologic antagonists of aldosterone, acting primarily through competitive binding of receptors at the aldosterone-dependent sodium-potassium exchange site in the distal convoluted renal tubule. SP acts both as a diuretic and as an antihypertensive drug by this mechanism. SP is commonly used for the treatment of heart failure, hypertension, and complications of cirrhosis by antagonizing the mineralocorticoid receptor.

The objective for the planned conduct of this study will be to evaluate the safety and tolerability of STAR-001 when administered with spironolactone in subjects with recurrent IDH wild type glioblastoma. The trial will also evaluate the pharmacokinetics of STAR-001 with spironolactone in subjects and the preliminary anti-tumor activity in combination with spironolactone. Additional measures of anti-cancer activity, including duration of response (DOR), disease control rate (DCR), progression-free survival (PFS), and overall survival are also expected to be evaluated.

STAR-001 in ATRT and Pediatric Rare Disease Designation

ATRTs (Atypical Teratoid Rhabdoid Tumors) are rare neurological tumors that primarily affect children under the age of three. These clinically aggressive tumors are associated with a very poor prognosis, including a median survival of 6-12 months and a 5 year survival rate of 30%. The National Cancer Institute (NCI) estimates that in the U.S. there are 600 living ATRT patients with 60 new patients diagnosed annually. These tumors are typically pathogenetically driven by loss of function of the SMARCB1 or SMARCA4 genes. We believe that STAR-001’s molecular features and distinct mechanism of action, observed preclinical anti-tumor activity and correlation with specific biomarkers have the potential to provide a unique and powerful approach aimed at addressing unmet needs for this ultrarare pediatric cancer. We plan to pursue further preclinical studies of STAR-001 in this indication.

Data and Observations supporting the development of STAR-001 for ATRT include the following:

●	We have obtained favorable preclinical in vivo and in vitro data supporting the ability of STAR-001 to cross the blood brain barrier.

●	STAR-001 was observed to have a potent activity in ATRT cell lines CHLA-02, CHLA-05, and CHLA-06 with IC50s (nM) of 1776, 162, and 37.4, respectively.

●	In ATRT xenograft tumor models in mice, i.v. injections of STAR-001 at either 2 mg/kg or 4 mg/kg had high in vivo activity. At both concentrations xenografts showed complete tumor regression compared to the vehicle control group.

●	Preclinical in vivo and in vitro data supports the in-silico observation that STAR-001 can be an effective treatment for ATRT. Currently, there is no standard of care for treatment of children with ATRT.

●	STAR-001 has been granted Orphan Drug Designation and Rare Pediatric Disease Designation to treat ATRT.

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

Potential Future STAR-001 Pediatric Clinical Studies

The following is a summary of potential future pediatric clinical studies of STAR-001. The conduct of these studies will be subject to the evaluation of data from the LP-184 Phase 1a study and obtaining additional funding.

A Phase 1, Multicenter, Open-Label, Dose Escalation Study of STAR-001 as a Single Agent and in Combination with Spironolactone in Pediatric Patients with Relapsed or Refractory Central Nervous System Malignancies

Pediatric central nervous system (CNS) tumors are the second most common cancer in childhood and the leading cause of childhood death from cancer. Children and young adults with relapsed or refractory malignant CNS tumors have a dismal prognosis, and outcomes remain very poor. While many children with CNS malignancies can be cured from multimodal treatment including surgery, radiation, and chemotherapy those with relapsed or refractory disease post radiation typically do not have curative therapy. Additionally, those children who survive their brain cancer diagnosis often have significant morbidity from their tumor, hydrocephalus, surgery, or treatment. Thus, novel treatments are needed in this patient population to improve outcomes in survival and quality of life after treatment.

The objective for Part 1 of the planned conduct of this study will be to evaluate the safety, tolerability, MTD and the RP2D of STAR-001 in pediatric patients with relapsed/refractory CNS malignancies who have failed standard therapy or for whom no standard therapy is available. Part 2 of this planned study is expected to evaluate the safety and tolerability of STAR-001 in combination with spironolactone at the MTD established in Part 1, in pediatric patients with relapsed/refractory CNS malignancies who have failed standard therapy or for whom no standard therapy is available.

LP-184 in Triple Negative Breast Cancer:

Triple negative breast cancers (TNBCs) represent approximately 24% of newly diagnosed breast cancers. The median overall survival (mOS) for TNBC is: 11.6 months after the first line of treatment; 6.5 months after the second line of treatment; and 6.5 months after the third line of treatment. The mOS for de novo metastatic TNBC is 8.3 months, while the mOS for those with a relapse within 18 months of primary diagnosis is 10.0 months.

LP-184 in Pancreatic Cancer

Pancreatic cancer is the 3rd leading cause of cancer death in the U.S. Despite rigorous highly cytotoxic therapies and a few approved targeted therapies, the 5 year overall survival for advanced pancreatic cancer is approximately 3%, leaving a large number of patients with no additional treatment options. LP-184 has demonstrated significant potency in multiple preclinical studies focused on pancreatic cancer, and we are positioning LP-184 for areas of high unmet need in genetically targeted pancreatic cancers.

Data and observations supporting the development of LP-184 for pancreatic cancer include the following:

●	We believe LP-184 acts by selectively damaging DNA in tumors that express high levels of the enzyme PTGR1 – which occurs in several solid tumors. Analysis with our data platform, RADR®, indicates that 35-40% of pancreatic tumors overexpress PTGR1.

●	Preclinical studies have shown significant and targeted anti-tumor effects of LP-184, even in pancreatic cancers that are resistant to standard-of-care drugs.

●	Pancreatic tumors with DNA-damage repair deficiencies were significantly more sensitive (by two times) to LP-184 in preclinical studies. This and other observations support LP-184’s potential as a synthetic lethal agent in many HRD (homologous recombination deficient) and NERD (nucleotide excision repair deficient) cancers.

●	LP-184, demonstrated significant and rapid pancreatic tumor shrinkage, by over 90%, in in-vivo mouse models in 8 weeks. In comparison, the tumors in the untreated mice grew by over eleven-fold in volume during the same 8 week period.

●	Additional positive preclinical data on the anti-cancer activity and potency of LP-184 was gathered from 6 pancreatic cancer cell lines, and an additional 5 patient-derived xenograft (PDX) ex-vivo tumor models. Significant reduction of cancer cells and cancer cell growth was observed across all pancreatic cancer cell lines and PDX models that were tested in the study with IC50 values in the nanomolar range (45-270 nM).

●	Our A.I. based identification of the key gene in the drug mechanism-of-action for LP-184 was validated by leveraging gene-editing (CRISPR) technology to validate PTGR1 as a fundamental driver of tumor sensitivity and cancer cell death.

●	LP-184 treatment of 2 PDX models for HR deficient pancreatic cancer in preclinical studies resulted in 110-140% tumor growth inhibition.

●	In August 2021, the FDA granted LP-184 Orphan Drug Designation for the treatment of pancreatic cancer.

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

Pancreatic Cancer

Pancreatic cancer is the third leading cause of cancer deaths in the United States with a five-year survival rate of 12.8%. This means that only approximately 13 in 100 people will have survived for five years and beyond. Pancreatic cancer has among the lowest 5-year survival rate of any of the 22 common cancers. Global Cancer Statistics 2022 estimates that for pancreatic cancer there are approximately 510,566 new cases of pancreatic cancer globally.

The American Cancer Society’s estimates for pancreatic cancer in the United States for 2025 are:

●	About 67,440 people (34,950 men and 32,490 women) will be diagnosed with pancreatic cancer; and

●	About 51,980 people (27,050 men and 24,930 women) will die of pancreatic cancer.

Targeting a specific subset of pancreatic cancer patients that are genetically defined has the potential to increase beneficial therapeutic options for patients and may ultimately improve survival for those with this cancer.

Glioblastoma

Glioblastoma is a fast-growing, aggressive type of CNS (Central Nervous System) tumor that forms on the supportive tissue of the brain. Glioblastoma is the most common high grade glioma (HGG). The American Cancer Society estimates that approximately 25,820 malignant tumors of the brain or spinal cord (14,040 in males and 10,780 in females) will occur in the U.S. in 2025. It also estimates that in 2025, approximately 18,330 deaths will occur from brain and other nervous system cancers. Approximately 250,000 new glioblastoma cases are estimated to occur each year worldwide, with approximately 11,000 to 13,000 new glioblastoma cases estimated to occur each year in the U.S. Glioblastomas usually affect adults. Treating glioblastoma is very difficult due to the brain-blood barrier and treatment often focuses primarily on relieving symptoms.

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

ATRT

Atypical Teratoid Rhabdoid Tumors (ATRT) are rare, rapidly progressing, and malignant pediatric tumors of the central nervous system and are primarily found in children under the age of three. The National Cancer Institute estimates there are 73 cases of ATRT diagnosed per year and 470 patients currently living with ATRTs, of which only 10% are in adults 20 years or older. Patients with ATRTs have a very poor prognosis including a median survival of approximately 12 months and a 5 year overall survival of approximately 30%. ATRTs are difficult to treat due to the very rapid onset of these tumors as well as a requirement for therapies that can penetrate the blood-brain barrier. The U.S. is expected to capture the majority share of the ATRT market with ~65%.

Prostate Cancer

Prostate cancer is the most commonly diagnosed cancer in men in the US and the second leading cause of cancer-related death in men in the US. The American Cancer Society’s estimates for prostate cancer in the United States for 2025 are:

●	Approximately 313,780 new cases of prostate cancer

●	Approximately 35,770 deaths from prostate cancer

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

Market Opportunity for LP-184

We are targeting a set of indications for LP-184 based on combining the factors of predicted response, unmet clinical need and market opportunity. These include triple negative breast cancer, pancreatic cancer, glioblastoma, prostate cancer, and ATRTs. Below is an overview of relevant patient numbers and estimated market sizes of some of the indications that we believe LP-184 may potentially address, if approved, based upon published estimates by the Global Cancer Observatory and other published sources:

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

Pancreatic cancer	Global (2022)	US (2025)
Pancreatic cancer cases	510,566	67,440
Advanced pancreatic cancer cases (80% of all pancreatic cancer)	408,453	53,952
85% of advanced pancreatic cases are treated in 1st line setting	347,185	45,860
60% of advanced pancreatic cases treated in 1st line are treated in 2nd line	208,311	27,516
30% of advanced pancreatic cases treated 2nd line are treated in 3rd line	62,494	8,255
Potential patient percentage in initial targeted segment	12.2%	12.2%

Glioblastoma	Global	US
Total glioblastoma (GBM) estimated incidence	250,000	13,000
Number of newly diagnosed GBM patients treated (treatment rate 76.6%)	191,500	9,958
Number of newly diagnosed MGMT unmethylated GBM patients	126,390	6,572
Potential patient percentage in initial targeted segment	50.5%	50.5%
Recurrent patients treated in 1st line (69% newly diagnosed patients received 1L)	132,135	6,872
Recurrent patients progressing to 2L treatment (70.3% recurred patients receive 2L)	92,890	4,831

Prostate cancer	Global (2022)	US (2025)
Total prostate cancer estimated incidence (new cases)	1,466,680	313,780
CRPC incidence, ~20% of all prostate cancer	293,336	62,756
Metastatic CRPC incidence, ~80% of newly diagnosed CRPC	234,669	50,205
Potential patient percentage in initial targeted segment	16%	16%

Strategic Academic Collaborations for LP-184

We are or have been involved in the following academic collaborations for LP-184:

●	The Research Institute of Fox Chase Cancer Center (“FCCC”). Our collaboration with FCCC has yielded results that strongly link LP-184 anti-tumor activity to the expression of PTGR1. PTGR1 was identified by our RADR analysis as the lead gene candidate, the expression of which is essential to LP-184 mediated cytotoxicity. Using CRISPR engineered cells, we demonstrated a total lack of activity in tumor cell lines where PTGR1 expression is artificially knocked out. These data continue to support our RADR based predictions and the strategies of using LP-184 for tumor indications based upon PTGR1 expression. Our RADR analysis has identified a multitude of tumors with a higher than required threshold of PTGR1 expression. We have further validated the activity of LP-184 in a panel of pancreatic cancer cell lines. We have also conducted studies to evaluate the anti-tumor activity of LP-184 in pancreatic cancer PDX models and in xenografts. Additional wet lab studies have been conducted with the aim of further validating RADR defined combinations with standard of care drugs in order to identify optimal synergistic drugs that could be eventually used in potential treatments with LP-184.

●	Kennedy Krieger Institute and the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center. We have collaborated with Kennedy Krieger Institute and investigators at the Johns Hopkins School of Medicine. We sought this collaboration following multiple unique findings regarding LP-184, including: the preclinical anti-tumor activity of LP-184 in glioblastoma (GBM); a positive result suggesting the ability of LP-184 to penetrate the Blood Brain Barrier, in amounts similar to the GBM standard of care agent Temozolomide (TMZ); and LP-184’s special ability to kill GBM cells irrespective of the methylation status of MGMT promoter. We believe there is an urgent unmet need for an effective therapy to treat GBM with unmethylated MGMT. Both wet lab data and RADR based gene correlations highlighted sensitivity of tumor cells that carry unmethylated MGMT to LP-184. We have obtained additional data in an expanded panel of GBM tumor cell lines, neurospheres obtained from patient biopsies and evaluation of LP-184 in GBM xenografts. Results from this collaboration support the promise of LP-184 (STAR-001) for GBM.

●	Georgetown University. In the first phase of our collaboration with Georgetown University, we confirmed the preclinical anti-tumor activity of LP-184 in a panel of prostate cancer organoid models. In the second phase, we focused on wet lab validation of the leads generated by our A.I. models of the gene dependency of most sensitive prostate cancers. This project aimed at providing experimental data to support use of LP-184 in a personalized medicine approach to treating prostate cancer. Our gene correlation data has highlighted the deficiency of several pathways that hypothetically would allow LP-184 to be synthetically lethal in tumors with such disruptions. Our RADR analysis also indicates that as many as 20% of prostate cancers carry markers that will make these tumors highly sensitive to LP1-84. In Phase 2 or our collaboration with Georgetown, we focused on the development of gene specific isogenic engineered prostate cancer cell lines to dissect the pathways as well as extend the 2D and 3D prostate cancer studies to in vivo genomically defined prostate cancer PDXs. In addition, we designed studies to test LP-184 in combination with several other drugs that are known to inhibit pathways needed to repair damage to DNA caused by LP-184. The potential advantage of combining our DNA damaging agent along with a DNA damage repair inhibitor is that it is expected to substantially extend the tumor specific anti-tumor activity of LP-184, including prostate cancers that might otherwise not carry deficiencies in the DNA repair pathway.

●	The Danish Cancer Society-Research Center. In January of 2022 we entered a research collaboration with the Danish Cancer Society Research Center (DCRC). The collaboration focused on examining the most common solid tumors in order to determine the patient populations most likely to benefit from our drug candidates LP-100 (irofulven) and LP-184. LP-100 and LP-184 have both been shown to have a synthetically lethal impact in tumors that are lacking nucleotide excision repair (NER) capabilities. An additional aim of this collaboration was to help develop improved diagnostic tools to detect NER deficient patient profiles more accurately. The collaboration included a focus on the role of NER deficiency in breast, ovarian, prostate, lung, kidney, bladder, stomach, pancreatic, and esophageal cancers. The data, genomic signatures, and biological models generated from the collaboration have added to the oncology focused RADR® data points.

●	The Greehey Children’s Cancer Research Institute (GCCRI) at the University of Texas Health Science Center-San Antonio. In February 2022, we announced a research collaboration with the Greehey Children’s Cancer Research Institute (GCCRI) at the University of Texas Health Science Center-San Antonio. The GCCRI research collaboration focused on the effectiveness of LP-184 and LP-284 in genomically-defined pediatric cancers, including several without any effective therapeutic approach. The collaboration leveraged GCCRI’s pediatric tumor research models and knowledge base to advance LP-184 for the potential treatment of rare pediatric cancers including rhabdomyosarcoma, Ewing sarcoma, MRT (malignant rhabdoid tumor), Wilms tumor, and ATRT (atypical teratoid rhabdoid tumor). Dr. Peter Houghton Ph.D. led the collaboration for the GCCRI and is widely regarded as leading expert on pediatric cancer research and in the development of novel approaches to treating childhood cancers. An integral component of Dr. Houghton’s research success has been the development and use of Patient-Derived Xenografts (PDX), which are clinically relevant cancer models that allow researchers to test novel therapeutics - such as LP-184 - in-vivo, and to directly study how tumors respond to treatment.

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

LP-284 Chemical Structure

General Overview

LP-284 is a novel small molecule and DNA damaging agent being developed by Lantern for the treatment of several non-Hodgkin’s lymphomas (NHL) including mantle cell lymphoma (MCL) and double hit lymphoma (DHL). LP-284 belongs to the new generation of acylfulvenes, a family of naturally derived anti-cancer drug candidates and is the stereoisomer (enantiomer) of our drug candidate LP-184. In comparison to LP-184, LP-284 has distinct anti-tumor activities in a variety of hematological cancers including lymphoma, multiple myeloma, and leukemia. LP-284 has the potential to be developed as a monotherapy or combination therapy with other drugs to treat a broad array of hematological cancers. The FDA has granted LP-284 Orphan Drug Designation for the treatment of mantle cell lymphoma, based on LP-284’s demonstrated anti-tumor activity across a comprehensive number of in vitro and in vivo models of MCL. In addition, the FDA has granted a second LP-284 Orphan Drug Designation for the treatment of high-grade B-cell lymphoma with MYC and BCL2 rearrangements (HGBL-MYC/BCL2), previously known as DHL.

In preclinical studies, LP-284 has shown nanomolar potency in several hematological cell lines. Of the hematological cell lines tested, LP-284 had the highest potency against all 6 of the mantle cell lymphoma cell lines tested and 4 DHL cell lines tested. LP-284 is also being explored for use as a combination therapy with spironolactone or rituximab. In the multiple myeloma cell line RPMI8226, combination of 10 µM spironolactone with LP-284 significantly reduced LP-284’s IC50 by 2.4 fold. In the DHL cell line OCI-LY1 derived xenograft model, LP-284 in combination with rituximab inhibited tumor growth by 93%, comparing to 57% tumor growth inhibition by rituximab alone. In addition, the absence of ataxia telangiectasia mutated (ATM) function in these lymphomas and the need for new agents in the setting of relapsed refractory mantle cell lymphomas support the development of LP-284 in this indication.

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

Phase 1 Clinical Trial for LP-284

We are advancing LP-284 in a Phase 1 clinical trial open to enrollment of patients with relapsed refractory lymphomas and solid tumors. In addition to determination of the recommended dose(s) for future Phase 1B and Phase 2 studies, we will also evaluate clinical activity correlations with genomic alterations in DNA damage repair pathway genes. We expect to enroll up to 30 patients in the dose escalation portion of the LP-284 Phase I trial, with the involvement of multiple clinical trial sites. As of the date of this report, we have four clinical trial sites in the U.S. for the LP-284 Phase 1A study.

Upon completion of enrollment in the Phase 1A and analysis of safety, PK, and clinical activity data, we, together with the clinical investigators participating in the study, will review the totality of the study data to determine the recommended dose(s) to be used in further clinical testing of LP-284, including in Phase 1b.

The following is a summary of potential future clinical testing of LP-284 in Phase 1b. The conduct of these studies will be subject to the evaluation of data from the LP-284 Phase 1a study and obtaining additional funding.

For Phase 1b, we currently plan to enroll up to 40 additional patients with Relapsed or Refractory Diffuse Large B-cell Lymphoma (DLBCL) and Mantle Cell Lymphoma (MCL) at the recommended dose(s) determined in Phase 1a, for further clinical evaluation, to characterize the preliminary clinical activity, and tolerability of the treatment regimen before confirming the RP2D.

Alteration in DDR represents a vulnerability in lymphoma. Molecular profiling of lymphoma samples has shown that DDR is dysregulated in approximately 18% of the samples, with mantle cell lymphoma (MCL, 47%), and diffuse large cell lymphoma (DLBCL, 21%). Lymphoma cells are also characterized by genomic instability in the form of chromosome translocation and fusion genes, leading to deregulated gene expression and uncontrolled cell growth. Genetic aberrations in MCL include disrupted DDR response through Ataxia-Telangiectasia Mutated (ATM) gene mutation (which occurs in approximately 43.5% of the MCL patients at baseline and 57.6% at disease progression) and TP53 gene mutation/deletion (occurring in approximately 26.8% of MCL patients), deregulated B cell receptor (BCR) signaling pathway, and MYC rearrangement. DLBCL is genetically heterogeneous. Some common dysregulated oncogenic pathways include PI3K, BCR, NF kappa B, and the apoptotic BCL2 family.

LP-284 exerts antitumor activity by acting as an alkylating agent, covalently binding to DNA, RNA, and proteins, which leads to DNA damage, impaired DNA/RNA synthesis, cell cycle arrests, and apoptosis. LP-284’s antitumor activities were evaluated in 15 lymphoma cell lines across various subtypes including MCL, DLBCL, and Burkitt’s lymphoma. TP53 mutation, which is typically associated with worse lymphoma prognosis, did not affect lymphoma cells’ sensitivity to LP-284 in these studies. LP-284 appears to be particularly lethal in cells with deficient DDR, a targetable vulnerability in lymphoma. LP-284 displays a unique profile of preclinical antitumor activities compared to the FDA-approved alkylating agents for hematologic malignancy treatment. When LP-284’s in vivo anti-tumor activity in JeKo-1 derived MCL xenograft models were benchmarked with bortezomib and ibrutinib, the percentage of tumor growth inhibition (TGI) in the LP-284 arms of the study outperformed the TGI observed with bortezomib and ibrutinib and significantly prolonged MCL xenograft mouse survival by at least two-fold compared to control vehicles. JeKo-1 MCL xenograft tumors refractory to bortezomib and ibrutinib, showed near complete tumor regression after one cycle of LP-284 treatment in preclinical xenograft studies. In addition, LP-284 resulted in approximately two times longer survival than vehicle treatment in the bortezomib or ibrutinib pre-treated and refractory xenograft mice. LP-284 treatment may be a viable salvage treatment plan for patients who are refractory to current approved therapies.

Disease Background for Mantle Cell Lymphoma and DHL

Mantle Cell Lymphoma (MCL) is a rare, heterogenous and aggressive subtype of B-cell Non-Hodgkin’s Lymphoma (NHL). MCL is a blood cancer of the lymph nodes and tumor cells originating from the “mantle zone” of the lymph node and is characterized by constitutively dysregulated cyclin D1 (CCND1) expression. MCL is usually diagnosed at an advanced stage when it is largely considered incurable.

Nearly all MCL patients relapse from the current MCL standard-of-care agents and there is an urgent and unmet need for novel improved therapeutic options for these patients. According to Leukemia and Lymphoma society about 4,200 new cases of MCL are diagnosed in the United States annually, representing approximately 6% of all NHL patients.

In the most recent WHO classification of hematolymphoid malignancies, the entity diffuse large B-cell lymphoma/high-grade B-cell lymphoma with MYC and BCL2 rearrangements (DLBCL/HGBL-MYC/BCL2) was named due to its distinct pathogenetic and genomic features. DLBCL/HGBL-MYC/BCL2 is characterized by rearrangements in MYC and BCL2 genes, previously known as double-hit or triple-hit lymphoma. This disease entity carries features intermediate between the DLBCL and Burkitt lymphoma.

The prognosis of DLBCL/HGBL-MYC/BCL2 is poor with no standard treatment approach. Combination chemo-immunotherapies such as R-CHOP consisting of rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone is the most commonly used therapy, followed by the more intensive regimen DA-R-EPOCH (dose-adjusted, rituximab, etoposide, prednisone, vincristine, cyclophosphamide, and doxorubicin). About 20%-30% of patients are refractory to these frontline chemo-immunotherapies and the 2-year survival is about 66%. The survival patients with relapsed/refractory (R/R) disease have even poorer prognoses with a reported median survival of 8.6 to 16 months. According to the Leukemia Foundation, HGBL-MYB/BCL2 represents approximately 5% of all DLBCL.

Market Opportunity for LP-284

LP-284 presents a potential future market opportunity for relapsed or refractory non-Hodgkin’s lymphoma (NHL). Approximately 40,000 to 80,000 patients annually have relapsed or refractory NHL, and many of these patients have limited therapeutic options. Potential LP-284 development opportunities include aggressive NHL subtypes, like mantle cell lymphoma (MCL) and high-grade B-cell lymphomas (HGBL), where relapse rates are high and current treatments often fail. LP-284’s potential is further underscored by the FDA’s Orphan Drug Designations for HGBL and MCL, plus granted patents in the U.S. and Japan.

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

During 2024, we continued to progress the application of our RADR® A.I. platform to advance and refine an A.I. powered module focused on improving the precision, cost and timelines of ADC development for cancer. In 2023, we entered into a research collaboration with Bielefeld University in Germany focused on development of ADCs utilizing cryptophycin as the ADC drug-payload. Cryptophycins are promising antitumor molecules that have demonstrated potency at ultra-low, picomolar, concentrations. Professor Norbert Sewald, Ph.D., a leading expert in the synthesis of cryptophycins and development of ADCs, led the collaborative work conducted by Bielefeld University. The collaboration also leveraged insights from Lantern’s RADR® AI ADC module.

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

Pursuant to the Second Addendum, the Company made specified payments to AF Chemicals during the 12 months ended December 31, 2024. The Second Addendum also provides that, from December 30, 2020 until January 15, 2025, the Company will have no obligation to pay annual licensing fees, development diligence extension payments, or patent maintenance fee payments to AFC under the AFC License Agreement.

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

Pursuant to the AFC License Agreement, the Company made annual licensing fee payments to AF Chemicals relating to LP-184 for periods prior to signing the Second Addendum. In addition, the Company is obligated to make milestone payments to AF Chemicals at the time of an Investigational New Drug Application (“IND”) filing relating to LP-184 and other analogs, such as LP-284, and also upon reaching additional specified milestones in connection with the development and potential marketing approval of LP-184 and LP-284 in the United States, specified countries in Europe, and other countries.

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

Pursuant to the Second Addendum, no additional payments of annual licensing fees or development diligence extension payments are required to be made by the Company until January 15, 2025, at which time these obligations have resumed. The Company is also obligated to make annual licensing fee payments to AF Chemicals relating to LP-100 beginning January 15, 2025, as described below under Allarity Therapeutics.

In the event of a sublicense of the rights to LP-184, LP-284 or other analogs to a non-affiliated party, the Company is obligated to pay AF Chemicals (a) a low double digit percentage of the gross income and fees received by the Company with respect to the United States in connection with such sublicense, and (b) a lower double digit percentage of the gross income and fees received by the Company with respect to Europe and Japan in connection with such sublicense.

The amounts to be paid to AF Chemicals with respect to LP-100 under the AFC License Agreement are in many ways similar to the amounts to be paid with respect to LP-184 as described above. In addition, the AFC License Agreement contains specified time requirements for the Company to enroll patients in clinical trials, and file a potential NDA with respect to LP-100. Extension fees may be paid by the Company to AF Chemicals from time to time related to these requirements. Pursuant to the Second Addendum with AF Chemicals, no additional payments of annual licensing fees or development diligence extension payments were required to be made by the Company with respect to LP-100 until January 15, 2025, at which time these obligations have resumed.

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

Collaborator	Focus Area	Drug Candidate
National Cancer Institute (NCI)	Gene signature development and drug sensitivity prediction	LP-184, LP-284
Georgetown University	Evaluation of drug activity and sensitivity in prostate and pancreatic cancer organoid models and engineered pancreatic cancer cell lines	LP-184
Fox Chase Cancer Center (FCCC)	Determination of drug activity in PDX tumor models	LP-184
Kennedy Krieger Institute and the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center	Evaluation of activity of LP-184 in glioblastoma (GBM).	LP-184
Danish Cancer Society Research Center	Examine and develop genomic signatures of TCNER deficiency that have potential to correlate with sensitivity to LP-100 and LP-184 in solid tumors	LP-100, LP-184
Greehey Children’s Cancer Research Institute-UT Health San Antonio	Evaluation of drug activity in pediatric tumor models	LP-184, LP-284

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

As of March 1, 2025, we own or control rights in over 195 active patents and patent applications across 15 patent families whose claims are directed to our drug candidates and what we plan to do with our drug candidates. We have in-licensed or acquired patents and patent applications from AF Chemicals, and BioNumerik directed to the compounds, LP-100, LP-184, LP-284 and LP-300, our RADR® platform, and methods of using the compounds. Additionally, we have also filed patent applications to further enhance and extend the use of these compounds. Our patents are directed to our drug candidates, their usage, manufacturing, and other matters. These matters are essential to precision oncology and relate to: (a) data-driven, biologically relevant biomarker signatures, (b) patient selection and stratification approaches that rely on prediction of response deriving from these signatures and, (c) the ability to develop novel, combination therapy approaches with existing approved therapeutics.

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

Intellectual Property Portfolio by the Numbers

As of March 1, 2025, our intellectual property portfolio consisted of 15 patent families covered by:

●	Over 45 issued patents across our portfolio of compounds in key, commercially important geographies;

●	Over 150 pending patent applications, including eight Patent Cooperation Treaty (PCT) applications;

●	as well as pending trademark registrations, and trademark applications in Japan, Europe, Canada and Australia.

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

Patent Portfolio

We have an extensive multi-national portfolio of intellectual property rights directed to our drug candidates, and their targeted use and development in specific patient populations and in specific therapeutic indications. Our portfolio consists of over 15 patent families across issued patents and pending patent applications. We have also filed over 15 patent applications directed to our proprietary drug programs together with biomarkers and sensitivity parameters, and four additional patent applications directed to our RADR® platform. These filings include patent applications directed to LP-300 and additional patent applications directed to new manufacturing methods for novel, synthetic illudins, and gene signatures and biomarker profiles indicating sensitivity to LP-100, LP-184, LP-284 and synthetic illudins.

●	Our patent family directed to LP-100 has patents that expire as early as August 2026, and patent applications, if granted, that would expire as late as May 2040.

●	Our patent family directed to LP-184 has patents that expire as early as August 2026, and patent applications, if granted, that would expire as late as May 2040.

●	Our patent family directed to LP-300 has patents that expire as early as March 2028, and patent applications, if granted, that would expire as late as March 2044.

Our patent family directed to LP-284 has patents that expire as early as August 2038, and patent applications, if granted, that would expire as late as May 2042.

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

LP-100

Our portfolio directed to LP-100 consists of at least two families of in-licensed patents that were filed in 2006. The patents include European, Japanese and US patents. US Patent No. 7655695 relates to acylfulvene analogs that are directed to tumor solid tumor growth inhibition. The nominal expiration for our patents directed to LP-100 is August 2026 and does not account for any applicable patent term adjustments or extensions. We have also filed multiple patent applications directed to LP-100 that, if granted, would expire as late as May 2040.

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

We filed an additional PCT application directed to LP-300 and its application to NSCLC, as well as biomarkers that correlate to heightened response or sensitivity to LP-300.

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

Artificial Intelligence and Drug Development

We believe our proprietary RADR® platform gives us a significant competitive advantage for using AI to both: 1) select, model and license drugs with a well-tolerated safety profile, and 2) quickly and cost-effectively advance drugs towards market by selecting biologically relevant mechanisms of action and their associated biomarkers of activity. Recently, there has been an increase in the use of AI for drug development, and for improved biomarker signature creation correlated to drug response. Due to this recent increase, we face increasing competition in both: 1) developing new drugs, and 2) biomarker signature development. This includes competition with respect to the pool of already existing drug candidates that may be amenable for patient stratification. Our competition in AI-driven drug development for oncology includes, but is not limited to, the following:

- Oncology-focused clinical stage companies: Candel Therapeutics, Pyxis Oncology, Foghorn Therapeutics, Prelude Therapeutics, Warewolf Therapeutics, Xilio Therapeutics, Ikena Oncology, Atossa Therapeutics, Elevation Oncology, Bolt Biotherapeutics.

- AI-focused drug developers with proprietary pipelines: AbCellera, Atomwise, InSilico Medicine, Iktos, Verge Genomics, Recursion Pharmaceuticals, Schrodinger, and Roivant Sciences.

Pancreatic Cancer

There are approved standards of care agents for treating pancreatic cancer that are dominated by FOLFIRINOX (consisting of leucovorin calcium (folinic acid), fluorouracil, irinotecan, and oxaliplatin) and gemcitabine-based cytotoxic chemotherapeutic regimens. In February 2024 the FDA approved irinotecan liposome (Onivyde, Ipsen Biopharmaceuticals, Inc.) with oxaliplatin, fluorouracil, and leucovorin, for the first-line treatment of metastatic pancreatic adenocarcinoma. However, these regimens cause dose limiting toxicities. Liposomal irinotecan (Onivyde®) in combination with 5-FU and LV is recommended in patients that progressed on gemcitabine therapy. In a small subset of patients exhibiting genetic mutations such as those with neurotrophic receptor tyrosine kinase (NTRK) gene fusions, breast cancer gene (BRCA) 1/2 mutations, or patients with elevated microsatellite instability (MSI)-DNA mismatch repair (MMR) status, recently approved targeted therapies such as Vitrakvi and Rozlytrek (approximately 1% of pancreatic cancer patients), poly ADP-ribose polymerase (PARP) inhibitor Lynparza (approximately 5-8% of pancreatic cancer patients) and Keytruda (approximately 1-2% of pancreatic cancer patients) are currently included in treatment guidelines. On December 4, 2024, the FDA granted accelerated approval to zenocutuzumab-zbco (Bizengri, Merus N.V.) for adults with advanced, unresectable, or metastatic non-small cell lung cancer (NSCLC) or pancreatic adenocarcinoma, both harboring a neuregulin 1 (NRG1) gene fusion. For eligible patients, paclitaxel (Abraxane®) or docetaxel has been used in the third-line setting in combination with gemcitabine. We believe that currently, no adequate treatment options are available for as much as 80% of advanced stage pancreatic cancer patients.

New agents are also being actively developed for the potential treatment of pancreatic cancer. The competition we may face regarding LP-184 for the potential treatment of pancreatic cancer includes without limitation the following agents that have not yet received marketing approval for the treatment of pancreatic cancer: the chemotherapeutic agent-glufosfamide; the tyrosine kinase inhibitor-Masiviera (masitinib); RAS inhibitors MRTX1133 and RMC-6236; the PARP inhibitor fluzoparib; Interleukin 1 receptor antibody nadunolimab; 5’ Nucleotidase Inhibitor quemliclustat; transforming growth factor beta-2 inhibitor trabedersen; and anti PDL-1 antibody spartalizumab.

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

New agents are also being actively developed for the potential treatment of glioblastoma. The competition we may face regarding LP-184 for the potential treatment of glioblastoma includes without limitation the following: the chemotherapeutic agents Berubicin, and the protein kinase inhibitors Stivarga (Regorafenib), DB102 (Enzastaurin hydrochloride) and BDTX-1535 and DNA Damage Repair pathway inhibitors such as PARP inhibitors. There are also several immunotherapies in late-stage development for glioblastoma, including oncolytic viruses and tumor cell vaccines.

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

If an early-stage TNBC is small enough to be removed by surgery, then breast-conserving surgery or a mastectomy with a check of the lymph nodes may be done. In certain cases, such as with a large tumor or if the lymph nodes are found to have cancer, radiation may follow surgery. Chemotherapy after surgery (adjuvant chemotherapy) can reduce the chances of the cancer coming back. For women who have a BRCA mutation and at surgery are found to have a tumor larger than 2cm but no bigger than 5cm OR 1 to 3 axillary lymph nodes with cancer, the targeted PARP inhibitor olaparib might be given for a year after adjuvant chemo. When given this way, it can help some women live longer. Chemotherapy is often given before surgery (neoadjuvant chemotherapy) by itself or with pembrolizumab (Keytruda) to shrink a large tumor and/or lymph nodes with cancer. If cancer is still found in the tissue removed by surgery after neoadjuvant chemotherapy has been given, a few options exist: (i) An oral chemotherapy drug called capecitabine may be prescribed for 18 to 24 weeks. (ii) Additional pembrolizumab after surgery (adjuvant treatment) can reduce the chances of the cancer coming back. (iii) Olaparib may be given for one year to women who have a BRCA mutation to help lower the chance of the cancer recurring.

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

Non Small Cell Lung Cancer (NSCLC)

We believe LP-300 may have an advantage to approved drugs on the market by serving as a well-tolerated agent in combination with multiple existing standards of care drugs for portions of the NSCLC patient population or female NSCLC patient population. Beyond traditional chemotherapies (carboplatin/ pemetrexed and/or cisplatin/paclitaxel), NSCLC treatments with potential use for the never smoker patient population include targeted small molecules and biologics, which include, without limitation, the approved EGFR inhibitors erlotinib, gefitinib, afatinib, and osimertinib and monoclonal antibody amivantamab-vmjw; the approved ALK inhibitors brigatinib, ceritinib, crizotinib, alectinib, and ensartinib; the approved MET inhibitor tepotinib; the approved RET inhibitors pralsetinib and selpercatinib; and the approved immune checkpoint inhibitors pembrolizumab, atezolizumab, and ramucirumab. Many of these agents are used in specific NSCLC subtypes either as single agents or in various combinations. Many patients with NSCLC receive treatment with tyrosine kinase inhibitors (TKI’s). Most patients treated with 1st or 2nd generation TKI’s will eventually develop resistance to treatment, therefore requiring additional therapeutic options. H002, a fourth generation EGFR inhibitor entering phase 1/ 2 trials may have potential for treatment of NSCLC subtypes with various EGFR activating mutations that are common among never smokers and that also underlie resistance to other therapies.

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

Employees

As of the date of this report, we employ a total of 24 employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We believe that we maintain strong relations with our employees.

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

Risks Related to Financial Position and Need for Capital

We will need substantial additional funding in the near future, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

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

Based on our anticipated expenditures and capital commitments as of the date of this report, we believe our existing cash, cash equivalents, and marketable securities as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Form 10-K for the year ended December 31, 2024. Our estimate as to how long we expect our existing cash, cash equivalents and other capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Since our inception, we have incurred losses. Our net losses were approximately $20,781,000 and $15,962,000 for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our current drug candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized drug that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially over time as we:

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

Risks Related to the Discovery and Development of Drug Candidates

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result of these variances. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. With the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise its funding priorities and staffing. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

Change in priorities at the FDA and other government agencies could hinder our ability to develop and commercialize any of our product candidates in a timely manner.

The change in presidential administrations in 2025 led to a change in government priorities that can affect when, if ever, any of our product candidates may be marketable. On February 6, 2025, for instance, the new presidential administrative ordered a review of all contracting with, funding of, and awarding of grants to, third parties, including those receiving government funding for drug and biologic development. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Any delay, modification, or termination of any government funding to us could result in delay, hamper, or inability of us being able to develop and market any of our product candidates. Further, HHS announced on February 18, 2025, a change of its priorities that include, among other things, a review of the safety and efficacy of certain vaccines and psychiatric drugs. In the event that HHS, FDA, or any other government agency announces any additional priorities affecting our product candidates, the development and commercialization of any of our product candidates could be adversely delayed or hampered. We continue to monitor the changes from the new presential administration and its impact on our business.

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

In the near term, we are dependent on our ability to advance the development of LP-300, LP-184, LP-284, and our other drug candidates. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize LP-300, LP-184, LP-284, and our other drug candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

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

The success of LP-300, LP-184, LP-284, and our other drug candidates will depend on several factors, including the following:

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. In addition, the new 2025 U.S. presidential administration has implemented or threatened reductions in force and work stoppages across several U.S. federal agencies. Any such reductions or stoppages at the FDA or other federal agencies could delay communications, responses and other agency processes and activities relating to any of our product candidates, which could negatively impact our business. In addition, the new presidential administration may institute policies, communications or programs that could negatively impact the biotechnology and pharmaceutical sectors, drug candidates, and our ability to obtain additional funding.

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

In addition to regulations in the United States, should we or our collaborators pursue marketing approvals for LP-300, LP-184, LP-284 and our other drug candidates internationally, we and our collaborators will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our drugs. Whether or not we, or our collaborators, obtain applicable FDA regulatory clearance and marketing approval for a drug, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the drug in those countries. The requirements and process governing the conduct of clinical trials, drug licensing, pricing and reimbursement vary from country to country.

Subject to obtaining necessary clinical data, we intend to pursue marketing approvals for LP-300, LP-184, LP-284 and our other drug candidates in Europe and other jurisdictions outside the United States with collaborative partners. The time and process required to obtain regulatory approvals and reimbursement in Europe and other jurisdictions may be different from those in the United States regulatory and approval in one jurisdiction does not ensure approvals in any other jurisdiction; however, negative regulatory decisions in any jurisdiction may have a negative impact on the regulatory process in other jurisdictions.

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

We have obtained Fast Track Designation for LP-184 (STAR-001) and we may seek additional Fast Track designations for our drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing LP-300, LP-184, LP-284 or any other drug candidate.

We have no experience in marketing and selling drug products. We have not entered into arrangements for the sale and marketing of LP-300, LP-184, LP-284 or any other drug candidate. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on this large number of physicians and hospitals. We may seek to collaborate with a third party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. If we seek to market and sell our drugs directly, we will need to hire additional personnel skilled in marketing and sales. We cannot be sure that we will be able to acquire, or establish third party relationships to provide, any or all of these marketing and sales capabilities. The establishment of a direct sales force or a contract sales force or a combination direct and contract sales force to market our drugs will be expensive and time-consuming and could delay any drug launch. Further, we can give no assurances that we may be able to maintain a direct and/or contract sales force for any period of time or that our sales efforts will be sufficient to generate or to grow our revenues or that our sales efforts will ever lead to profits.

Even if we obtain regulatory approvals to commercialize LP-300, LP-184, LP-284 or our other drug candidates, our drug candidates may not be accepted by physicians or the medical community in general.

There can be no assurance that LP-300, LP-184, LP-284 and our other drug candidates or any other drug candidate successfully developed by us, independently or with partners, will be accepted by physicians, hospitals and other health care facilities. LP-300, LP-184, LP-284 and any future drug candidates we develop will compete with a number of drugs manufactured and marketed by major pharmaceutical and biotech companies. The degree of market acceptance of any drugs we develop depends on a number of factors, including:

●	our demonstration of the clinical efficacy and safety of LP-300, LP-184, LP-284 and our other drug candidates;

●	timing of market approval and commercial launch of LP-300, LP-184, LP-284 and our other drug candidates;

●	the clinical indication(s) for which LP-300, LP-184, LP-284 and our other drug candidates are approved;

●	drug label and package insert requirements;

●	advantages and disadvantages of our drug candidates compared to existing

●	continued interest in and growth of the market for anticancer or anti-agitation drugs;

●	strength of sales, marketing, and distribution support;

●	drug pricing in absolute terms and relative to alternative treatments;

●	future changes in health care laws, regulations, and medical policies; and

●	availability of reimbursement codes and coverage in select jurisdictions, and future changes to reimbursement policies of government and third-party payors.

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

Currently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain for any drugs that are approved in the United States or foreign jurisdictions.

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

As of the date of this report, we employ a total of 24 employees. Our current internal departments include clinical development, preclinical research and development, RADR® platform and information technology team, and finance and administration. We intend to expand our management team to include an operation ramp up of additional scientific development and technical staff required to achieve our business objectives. We also intend to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and advance our drug candidates towards commercializations. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

Likewise, we rely and will rely on third parties to manufacture LP-300, LP-184, LP-284 and other drug candidates and to conduct clinical trials, and similar events as those described in the prior paragraph relating to their business systems, equipment and facilities could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our drug candidates could be delayed or altogether terminated.

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

Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including rising inflation rates, the continuing impact of the COVID-19 pandemic or other pandemics, geopolitical risk, including in Taiwan where we are pursuing clinical testing of LP-300, the Ukrainian/Russian and Israeli/Palestinian conflicts and related sanctions, bank failures, and economic uncertainties related to these conditions.

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

Our common stock has traded on the Nasdaq Capital Market since June 11, 2020. From June 12, 2020 through March 17, 2025, our common stock has frequently been thinly traded, with an average daily trading volume of approximately 75,989 shares and prices ranging from a low of $2.38 to a high of $24.84 per share. There can be no assurance that the market for our common shares will become more liquid. The stock market in general, and shares of early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to increase the trading volume for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

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

Our marketable securities have had and may in the future have their market value adversely affected due to rises in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $220,000 and $12,000 for the years ended December 31, 2024 and 2023, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material.

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

Our directors, executive officers, and their respective affiliates, beneficially own approximately 8.2% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to substantially impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to substantially impact the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have not elected to delay such adoption of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or December 31, 2025; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 2. Properties.

Our principal executive office is located at 1920 McKinney Avenue, 7th Floor, Dallas, Texas 75201. During 2024 and 2023, we leased access to office space and meeting facilities at this location under month-to-month lease arrangements. We also leased additional office space in the Dallas, Texas area and in the Atlanta, Georgia area under operating leases that commenced in May 2021. The Dallas operating lease ends in November 2025, while the Atlanta operating lease ends in August 2026. Our operating lease expense was approximately $191,000 and $178,000 for the years ended December 31, 2024 and 2023, respectively.

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

Stockholders

As of March 17, 2025, there were 12 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Unregistered Sales of Securities

Options

The Company issued 20,000 shares of restricted common stock to a consultant with a grant date fair value of approximately $81,000 during the year ended December 31, 2024.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below contains information as of December 31, 2024 regarding the Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended (the “Plan”). Additional information regarding the Plan is contained in Note 6 to our consolidated financial statements included as part of this report. The Company does not have any equity compensation plans that have not been approved by stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,245,694 shares of Common Stock	$5.72 per share	423,693 shares of Common Stock

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total:	1,245,694 shares of Common Stock	$5.72 per share	423,693 shares of Common Stock

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

Overview

We are an artificial intelligence (A.I.) focused company dedicated to developing cancer therapies and transforming the cost, pace, and timeline of oncology drug discovery and development. Our development portfolio includes three clinical stage oncology focused product candidates and consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 100 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

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

A key component of our strategy is to target specific cancer patient populations and treatment indications identified by leveraging our RADR® platform, a proprietary A.I. enabled engine created and owned by us. We believe the combination of our therapeutic area expertise, our A.I. expertise, and our ability to identify and develop promising drug candidates through our collaborative relationships with research institutions in selected areas of oncology gives us a significant competitive advantage. Our RADR® platform has been developed and refined over the last several years and integrates billions of data points immediately relevant for oncology drug development and patient response prediction using artificial intelligence and proprietary machine learning algorithms. By identifying clinical candidates, together with relevant genomic and phenotypic data, we believe our approach will help us design more efficient pre-clinical studies, and more targeted clinical trials, thereby accelerating our drug candidates’ time to approval and eventually to market. Although we have not yet applied for or received regulatory or marketing approval for any of our drug candidates, we believe our RADR® platform has the ability to reduce the cost and time to bring drug candidates to specifically targeted patient groups. We believe we have developed a sustainable and scalable biopharma business model by combining a unique, oncology-focused big-data platform that leverages artificial intelligence along with active clinical and preclinical programs that are being advanced in targeted cancer therapeutic areas to address today’s treatment needs.

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

We are conducting a targeted phase 2 trial (the Harmonic™ trial) for LP-300 in never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. Our candidate LP-184 has shown promising in-vitro and in vivo anticancer activity in multiple solid tumor indications (including pancreatic, glioblastoma and triple negative breast cancer), and it is advancing in a Phase 1A clinical trial. Our candidate LP-284 has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. LP-284 is advancing in a Phase 1A clinical trial that commenced in the fourth quarter of 2023.

Our ADC program has also continued to advance. During 2024, we continued to progress the application of our RADR® A.I. platform to advance and refine an A.I. powered module focused on improving the precision, cost and timelines of ADC development for cancer. In 2023, we entered into a research collaboration with Bielefeld University in Germany focused on development of ADCs utilizing cryptophycin as the ADC drug-payload. Cryptophycins are promising antitumor molecules that have demonstrated potency at ultra-low, picomolar, concentrations. In a broad range of preclinical studies, the cryptophycin-ADC synthesized as part of the Bielefeld collaboration demonstrated promising picomolar level potency and anti-tumor activity in multiple solid tumor cell lines, including breast, bladder, colorectal, gastric, pancreatic and ovarian.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $20,781,000 and $15,962,000 for the years ended December 31, 2024 and 2023, respectively.

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

Components of Our Results of Operations

Revenues

We did not recognize revenues for the years ended December 31, 2024 and December 31, 2023.

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

●	expenses incurred towards research and development employees, consultants, outside contractors, laboratories, clinical sites, and investigators that conduct our preclinical or clinical research activities; and

●	the cost of acquiring and developing preclinical and clinical study materials and lab supplies, including manufacturing costs related to our drug candidates.

We expense research and development costs to operations as incurred.

Our research and development costs by project category for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
LP-300	$4,483,240	$3,532,730
LP-184	7,201,286	4,359,872
LP-284	2,192,287	2,219,492
LP-100	63,760	123,949
ADC Program	156,211	248,665
RADR® Platform	1,211,709	976,240
Other	817,197	433,367
Total research and development expenses	$16,125,690	11,894,315

We expect that our research and development expenses will fluctuate from quarter to quarter and year to year. We expect that our research and development expenses will increase substantially over time based on the progress of our clinical trials for LP-300, LP-184 and LP-284, and other programs and drug candidates. We expect to make substantial expenditures associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of LP-300, LP-184, LP-284 or our other drug candidates. We may never succeed in achieving regulatory approval for LP-300, LP-184, LP-284 or any of our other drug candidates. The duration, costs and timing of clinical trials and development of our drug candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates, significant and changing government regulation, and geopolitical risk, including in Taiwan where we are pursuing clinical testing of LP-300. In addition, the probability of success for each drug candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

Summary Results of Operations for the Years Ended December 31, 2024 and December 31, 2023

	For the Year Ended December 31,
	2024	2023
Operating expenses:
General and administrative	$6,090,747	$5,983,255
Research and development	16,125,690	11,894,315
Total operating expenses	22,216,437	17,877,570
Loss from operations	(22,216,437)	(17,877,570)
Interest income	742,355	765,388
Other income, net	692,869	1,150,648
NET LOSS	$(20,781,213)	$(15,961,534)

Comparison of the Years Ended December 31, 2024 and December 31, 2023

General and Administrative Expenses

General and administrative expenses increased approximately $108,000 , or 2%, from approximately $5,983,000 for the year ended December 31, 2023 to approximately $6,091,000 for the year ended December 31, 2024. The increase was primarily attributable to increases in other professional fees of approximately $395,000, offset, in part, by a decrease in wage and benefit costs of approximately $108,000 due to a decline in stock-based compensation and a decrease in insurance expenses of approximately $185,000.

Research and Development Expenses

Research and development expenses increased approximately $4,232,000, or 36%, from approximately $11,894,000 for the year ended December 31, 2023 to approximately $16,126,000 for the year ended December 31, 2024. The increase was primarily attributable to increases in research studies of approximately $2,947,000 relating to the conduct and support of our clinical trials, increases in contract labor expenses of approximately $376,000 and increases in research and development wages and benefit expenses of approximately $897,000.

Interest Income and Other Income

Interest income decreased approximately $23,000 from approximately $765,000 during the year ended December 31, 2023 to approximately $742,000 for the year ended December 31, 2024. This decrease in interest income was offset, in part, by an increase in non-cash income of approximately $99,000 during the year ended December 31, 2024, due to an increase in accretion of bond discounts. During the years ended December 31, 2024 and 2023, we generated interest income (excluding non-cash income) of approximately $472,000 and $592,000, respectively, from our cash and cash equivalents and marketable securities.

Other income, net decreased approximately $458,000 from approximately $1,151,000 for the year ended December 31, 2023 to approximately $693,000 for the year ended December 31, 2024. This decrease was primarily driven by a decrease in Australian research and development tax incentives of approximately $404,000 during the year ended December 31, 2024, as a result of completion of animal studies relating to our Phase 1 clinical trials that resulted in reduced activity in our Australian subsidiary. We also reported an increase in foreign currency translation loss of approximately $208,000 and a decrease in dividend income of approximately $28,000 during the year ended December 31, 2024 compared to the year ended December 31, 2023. These reductions in other income, net, were offset, in part by an increase in net appreciation in the fair value of marketable securities of approximately $182,000 during the year ended December 31, 2024.

Liquidity and Capital Resources

We incurred net losses of approximately $20,781,000 and $15,962,000 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had working capital of approximately $20,916,000.

We have not yet generated any revenues from operations, other than revenues from a research grant, and we have not yet achieved profitability. We expect that we will need substantial additional funding in the near future, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts. We expect that general and administrative expenses and our research and development expenses will fluctuate from quarter to quarter. In order to achieve profitability, we will need to generate significant product revenues, which could be several years in the future. We may never achieve significant product revenues or profitability.

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

During the year ended December 31, 2023, we repurchased 145,348 shares of our common stock for approximately $500,000. No shares were repurchased in 2024.

As of December 31, 2024 and 2023, we had cash and cash equivalents of approximately $7,511,000 and $21,938,000, respectively. Based on our anticipated expenditures and capital commitments as of the date of this report, we believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing this Form 10-K. As of December 31, 2024 and 2023, we had marketable securities of approximately $16,502,000 and $19,365,000, respectively.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Year ended December 31,
	2024	2023
Net cash flows used in operating activities	$(17,813,201)	$(14,346,548)
Net cash flows provided by (used in) investing activities	3,369,368	(930,210)
Net cash flows provided by (used in) financing activities	66,710	(499,997)
Effect of foreign exchange rates on cash	(49,547)	(28,462)
Net decrease in cash and cash equivalents	$(14,426,670)	$(15,805,217)

Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was approximately $17,813,000 compared to approximately $14,347,000 for the year ended December 31, 2023. The increase in net cash used in operating activities was primarily the result of the increase of approximately $4,820,000 in the net loss for the year ended December 31, 2024 as compared to the year ended December 31, 2023, offset in part by an increase in accounts payable and accrued expenses of approximately $1,636,000.

Investing Activities

For the year ended December 31, 2024, net cash provided by investing activities was approximately $3,369,000 compared to net cash used of approximately $930,000 for the year ended December 31, 2023. The change is primarily a result of investing in more short-term securities that are considered cash and cash equivalents during the year ended December 31, 2024 than we did during the year ended December 31, 2023.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was approximately $67,000 compared to net cash used of approximately $500,000 for the year ended December 31, 2023. The change is primarily due to share repurchases during the year ended December 31, 2023.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and often increasing operating losses at least for the next several years as we continue our clinical development of LP-300, LP-184 and LP-284, pursue development of our other drug candidates and programs, and seek potential future marketing approval for our drug candidates, which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license and grant revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our existing and planned clinical trials and our expenditures on other research and development activities.

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

We expect that we will need to obtain substantial additional funding in order to complete our clinical trials. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of LP-300, LP-184, LP-284, and/or other drug candidates and programs, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to LP-300, LP-184, LP-284, and/or other drug candidates and programs that we otherwise would seek to develop or commercialize ourselves.

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

When preparing our financial statements, we are required to estimate our accrued clinical expenses. This process involves reviewing contracts and communicating with our personnel and third party vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Payments under some of the contracts we have with third parties depend on factors, such as successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones.

When accruing clinical expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from our service providers. However, we may be required to estimate the cost of these services based only on information available to us. If we underestimate or overestimate the cost associated with a trial or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued clinical expenses have generally approximated actual expense incurred.

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

Each option award is subject to specified vesting schedules and requirements. Compensation expense is charged to us over the required service period to earn the award which is expected to be up to four years, subject to the achievement of time and event-based vesting requirements. For the years ended December 31, 2024 and 2023, we have incurred share-based compensation expense related to equity awards totaling approximately $733,000 and $1,068,000, respectively.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of December 31, 2024 and 2023.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency losses of approximately $220,000 and $12,000 for the years ended December 31, 2024 and 2023, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented. Inflation could have a greater impact on our future results of operations if it remains at current levels or increases further.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, we are exempt from the requirements of Item 7A.

Item 8. Financial Statements and Supplementary Data.

LANTERN PHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lantern Pharma Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lantern Pharma Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 27, 2025

Lantern Pharma Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2024	2023
CURRENT ASSETS
Cash and cash equivalents	$7,511,079	$21,937,749
Marketable securities	16,501,984	19,364,923
Prepaid expenses & other current assets	1,234,566	2,038,653
Total current assets	25,247,629	43,341,325

Property and equipment, net	47,440	52,127
Operating lease right-of-use assets	239,985	228,295
Other assets	36,738	25,869

TOTAL ASSETS	$25,571,792	$43,647,616

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,140,361	$2,505,211
Operating lease liabilities, current	190,814	172,975
Total current liabilities	4,331,175	2,678,186

Operating lease liabilities, net of current portion	52,843	61,496

TOTAL LIABILITIES	4,384,018	2,739,682

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at December 31, 2024 and December 31, 2023; $.0001 par value) (Zero shares issued and outstanding at December 31, 2024 and December 31, 2023)	-	-
Common Stock (25,000,000 authorized at December 31, 2024 and December 31, 2023; $.0001 par value) (10,784,725 shares issued and outstanding at December 31, 2024; 10,721,192 shares issued and outstanding at December 31, 2023)	1,078	1,072
Additional paid-in capital	97,058,323	96,258,726
Accumulated other comprehensive income (loss)	153,990	(107,460)
Accumulated deficit	(76,025,617)	(55,244,404)
Total stockholders’ equity	21,187,774	40,907,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,571,792	$43,647,616

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2024	2023
Operating expenses:
General and administrative	$6,090,747	$5,983,255
Research and development	16,125,690	11,894,315
Total operating expenses	22,216,437	17,877,570
Loss from operations	(22,216,437)	(17,877,570)
Interest income	742,355	765,388
Other income, net	692,869	1,150,648

NET LOSS	$(20,781,213)	$(15,961,534)

Net loss per share of common shares, basic and diluted	$(1.93)	$(1.47)

Weighted-average number of common shares outstanding, basic and diluted	10,762,319	10,842,365

See accompanying Notes to Consolidated Financial Statements

F-4

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2024	2023

NET LOSS	$(20,781,213)	$(15,961,534)

Other comprehensive gain
Unrealized gain on available-for-sale securities	115,761	282,252
Unrealized gain (loss) on foreign currency translation	145,689	(18,326)
Other comprehensive gain	261,450	263,926
Comprehensive loss	$(20,519,763)	$(15,697,608)

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2023	-	$-	10,857,040	$1,086	$95,691,194	$(371,386)	$(39,282,870)	$56,038,024
Issuance of restricted common stock awards	-	-	12,000	1	50,064	-	-	50,065
Cancellation of restricted common stock awards	-	-	(2,500)	-	-	-	-	-
Share repurchase	-	-	(145,348)	(15)	(499,982)	-	-	(499,997)
Stock-based compensation	-	-	-	-	1,017,450	-	-	1,017,450
Net loss	-	-	-	-	-	-	(15,961,534)	(15,961,534)
Other comprehensive gain	-	-	-	-	-	263,926	-	263,926
Balance December 31, 2023	-	$-	10,721,192	$1,072	$96,258,726	$(107,460)	$(55,244,404)	$40,907,934

Issuance of restricted common stock awards	-	-	20,000	2	80,798	-	-	80,800
Proceeds from warrant exercises	-	-	43,533	4	66,706	-	-	66,710
Stock-based compensation	-	-	-	-	652,093	-	-	652,093
Net loss	-	-	-	-	-	-	(20,781,213)	(20,781,213)
Other comprehensive gain	-	-	-	-	-	261,450	-	261,450
Balance, December 31, 2024	-	$-	10,784,725	$1,078	$97,058,323	$153,990	$(76,025,617)	$21,187,774

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,781,213)	$(15,961,534)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17,282	14,615
Accretion of investment discounts	(238,574)	(173,086)
Non-cash lease adjustments	173,211	160,228
Stock-based compensation	732,893	1,067,515
Foreign currency remeasurement loss	219,729	11,500
Realized (gain) loss on sale of marketable debt securities	(9,065)	115,840
Unrealized gain on marketable equity securities	(155,624)	(119,650)
Changes in assets and liabilities:
Operating lease liabilities	(175,715)	(159,255)
Prepaid expenses & other current assets	778,304	941,440
Accounts payable and accrued expenses	1,636,440	(236,181)
Other assets	(10,869)	(7,980)
Net cash flows used in operating activities	(17,813,201)	(14,346,548)

INVESTING ACTIVITIES
Purchase of property and equipment	(12,595)	(18,734)
Purchase of marketable securities	(17,275,680)	(8,196,143)
Redemptions of marketable securities	20,657,643	7,284,667
Net cash flows provided by (used in) investing activities	3,369,368	(930,210)

FINANCING ACTIVITIES
Proceeds from warrant and stock option exercises	66,710	-
Repurchases of shares including commissions	-	(499,997)
Net cash flows provided by (used in) financing activities	66,710	(499,997)

Effect of foreign exchange rates on cash	(49,547)	(28,462)

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR	(14,426,670)	(15,805,217)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,937,749	37,742,966

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,511,079	$21,937,749

Non-cash investing and financing activities:
Operating lease right-of-use asset acquired through operating lease liability	$348,623	$141,989
Remeasurement of operating lease right-of-use asset and operating lease liability	-	198,847
Removal of operating lease right-of-use assets and related operating lease liabilities upon early termination of leases	163,722	-

See accompanying Notes to Consolidated Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization, Principal Activities, and Basis of Presentation

Lantern Pharma Inc., and Subsidiaries (the “Company”) is an artificial intelligence (A.I.) focused company dedicated to developing cancer therapies and transforming the cost, pace, and timeline of oncology drug discovery and development. The Company’s development portfolio includes three clinical stage oncology focused product candidates and consists of small molecule drug candidates that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that it is developing with the assistance of its A.I. platform and its biomarker driven approach. The Company’s A.I. platform, known as RADR®, uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning. The Company’s data-driven, genomically-targeted and biomarker-driven approach allows it to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates.

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR® platform. This now includes three lead drug candidates and an Antibody Drug Conjugate (ADC) program directed towards 11 disclosed therapeutic targets:

●	LP-300 (Tavocept), which we are advancing in a Phase 2 clinical trial, the Harmonic™ trial, focused on never smokers with advanced non-small cell lung cancer;

●	LP-184, which we are advancing in a Phase 1 clinical trial, and has potential for treatment of solid tumors including breast, pancreatic, bladder, and lung cancers, and glioblastoma and other CNS cancers. Following the formation of Starlight, the Company now refers to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”;

●	LP-284, the stereoisomer (enantiomer) of LP-184, is advancing in a Phase 1 clinical trial, and has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184; and

●	Our ADC program is focused on developing highly specific ADCs with highly potent drug-payloads.

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

Note 2. Liquidity

The Company incurred a net loss of approximately $20,781,000 and $15,962,000 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had working capital of approximately $20,916,000.

The Company plans to continue to explore periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2024, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing this Form 10-K for the year ended December 31, 2024.

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

Foreign Currency

We translate the financial statements of our Australian subsidiary, which has a functional currency of the Australian dollar, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for income and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than our functional currency (U.S. dollar) are included within other income, net on the consolidated statements of operations.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. Operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks, including the potential risk of business failure.

Our marketable securities may be impacted by various risks related to interest rates, market conditions and credit risk. Our marketable securities have had and may in the future have their market value fluctuate due to rises or falls in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are federally insured. Interest bearing and non-interest bearing accounts we hold at these banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Substantially all of our cash balances held at banking institutions at December 31, 2024 are in excess of FDIC coverage.

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

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with a short-term maturity of 3 months or less to be cash equivalents. Cash equivalents at December 31, 2024 and 2023 were approximately $6,619,000 and $20,881,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s consolidated balance sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2024 totaled approximately $1,235,000 and included approximately $820,000 of upfront payments for contractor fees, academic research studies and services, and subscriptions, approximately $318,000 of prepaid annual insurance fees, and approximately $97,000 of receivables from dividends and tax incentives.

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

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, mutual funds, and common stock. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets.

Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and recorded as a separate component within accumulated other comprehensive income (loss) on the consolidated balance sheets until realized. Interest is reported within interest income on the consolidated statements of operations. We evaluate our available-for-sale debt securities to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income, net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive income (loss) on the consolidated balance sheets. The allowance for credit losses is zero at December 31, 2024 and 2023, and there were no credit losses recorded for the years ended December 31, 2024 and 2023.

Equity securities, which are composed of mutual funds and common stock, are recorded at fair value each reporting period, with changes in fair value of these investments, as well as dividends earned, recorded within other income, net on the consolidated statements of operations.

We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses within other income, net on the consolidated statements of operations.

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

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 11 Segment Reporting for further details.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive and Income - Expense Disaggregation Disclosures (Subtopic 220-40), requiring public business entities to provide disaggregated disclosures of relevant income statement expenses. The amendments aim to improve financial reporting by enhancing transparency in the notes to financial statements, specifically regarding expense categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is assessing the effect of this update on its consolidated financial statements and related disclosures.

Note 4: Commitments and Contingencies

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

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the years ended December 31, 2024 and 2023, respectively. These expensed amounts are included under research and development expenses in the accompanying consolidated statements of operations.

	Year Ended
	December 31,
	2024	2023

Amount Expensed for License, Strategic Alliance, and Research Agreements	$6,882,000	$5,993,000

Set forth below at December 31, 2024 and 2023, respectively, are (1) the approximate amounts accrued and payable under the License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under the License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying consolidated balance sheets at December 31, 2024 and 2023.

	2024	2023

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$1,725,000	$1,563,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$490,000	$511,000

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

In addition to the recovery of patent costs, the Company has the right to recover the $25,000 upfront payments made in connection with entry into the Assignment Agreement, which payments are recoverable prior to making any royalty or third-party transaction sharing payments. The Company also has the right to recover previously incurred LP-300 development and regulatory costs, with up to a mid-single digit percentage of net revenue amounts to be applied towards repayment of development and regulatory costs until such costs are fully recovered. No amounts were expensed with respect to BioNumerik during the years ended December 31, 2024 and 2023, respectively.

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

Pursuant to the Second Addendum, the Company made specified payments to AF Chemicals during the twelve months ended December 31, 2024. The Second Addendum also provides that, from December 30, 2020 until January 15, 2025, the Company will have no obligation to pay annual licensing fees, development diligence extension payments, or patent maintenance fee payments to AFC under the AFC License Agreement.

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

Pursuant to the Second Addendum, no additional payments of annual licensing fees or development diligence extension payments related to LP-184 or LP-284 were required to be made by the Company until January 15, 2025, at which time these obligations have resumed. The Company is also obligated to make payments to AF Chemicals relating to LP-100 beginning January 15, 2025, as described below.

In the event of a sublicense of the LP-184 or LP-284 rights to a non-affiliated party, the Company is obligated to pay AF Chemicals (a) a low double-digit percentage of the gross income and fees received by the Company with respect to the United States in connection with such sublicense, and (b) a lower double digit percentage of the gross income and fees received by the Company with respect to Europe and Japan in connection with such sublicense.

The amounts to be paid to AF Chemicals with respect to LP-100 under the AFC License Agreement are in many ways similar to the amounts to be paid with respect to LP-184 as described above. In addition, the AFC License Agreement contains specified time requirements for the Company to enroll patients in clinical trials and file a potential NDA with respect to LP-100. Extension fees may be paid by the Company to AF Chemicals from time to time related to these requirements. Pursuant to the Second Addendum with AF Chemicals, no additional payments of annual licensing fees or development diligence extension payments were required to be made by the Company with respect to LP-100 until January 15, 2025, at which time these obligations have resumed. Approximately $125,000 and $175,000 were expensed with respect to the AFC License Agreement during the years ended December 31, 2024 and 2023, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations.

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

On July 23, 2021, the Company entered into an Asset Purchase Agreement to reacquire global development and commercialization rights for Irofulven (LP-100) from Allarity. The transaction includes global rights to LP-100, as well as the developed clinical protocol for an intended study in bladder and prostate cancer patients who have a mutation in the ERCC2/3 genes. As a result of this transaction, the Company has full authority to manage and guide future clinical development and commercialization of LP-100. Under the terms of the Asset Purchase Agreement, the Company paid an initial upfront payment of $1,000,000 to Allarity, with an additional $1,000,000 held in escrow, which were subsequently released to the Company, with the final release occurring in August 2023. The Company determined there was no planned alternative future use for these assets outside of the clinical development of LP-100 and therefore the full amount of the upfront payment was included in research and development expense. Allarity is also eligible to receive additional milestone payments over the life of the program based on IP license milestones and regulatory filings and approvals in the US and EU, and low- to mid-single-digit royalties on future commercial net sales.

Fortrea Inc.

In May 2023, the Company entered into initial agreements with Fortrea Inc. (“Fortrea”) to begin serving as the lead contract research organization (CRO) for the Company’s Phase 2 clinical trial for LP-300 and the Company’s Phase 1 clinical trial for LP-184. In July 2023, the Company entered into a clinical master services agreement and work orders with Fortrea regarding additional CRO services to be provided by Fortrea relating to the LP-300 Phase 2 trial and the LP-184 Phase 1 trial. In October 2023, the Company entered into a start-up work order with Fortrea regarding start-up assistance services to be provided by Fortrea relating to the LP-284 Phase 1 trial, which start-up work order terminated in the first quarter of 2024. The Company and Fortrea entered into a modification of the work order for the LP-184 Phase 1 trial effective December 2024, which modification provided for the transition from Fortrea to the Company of all work conducted by Fortrea relating to the LP-184 Phase 1 trial. The Company is currently discussing with Fortrea a potential amendment to make certain adjustments to the work order with Fortrea relating to the LP-300 Phase 2 clinical trial. The Company expects to finalize and enter into the amendment to the LP-300 work order in the second quarter of 2025. Approximately $5,487,000 and $2,096,000 was expensed with respect to the Fortrea agreements during the years ended December 31, 2024 and 2023, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects to make substantial payments to Fortrea over the next 12 to 18 months in connection with services provided by Fortrea as well as clinical trial site and other pass-through costs relating to the LP-300 Phase 2 trial.

Patheon API Services

The Company has entered into agreements with Patheon API Services, Inc. (“Patheon”) for the manufacture and supply of cGMP material to support the Company’s Phase 2 clinical trial for its product candidate LP-300. In addition to producing LP-300 API (active pharmaceutical ingredient) under cGMP (current Good Manufacturing Practices) conditions, Patheon transferred previously validated manufacturing processes and analytical methods for LP-300 and produced non-GMP material for use in support of non-clinical studies for LP-300. The agreements provided for payments in stages as specified process and manufacturing milestones are achieved. Approximately $18,000 and $4,000 was expensed with respect to the Patheon agreements during the years ended December 31, 2024 and 2023, respectively. These expenses were reduced by approximately $30,000 and $35,000 during the years ended December 31, 2024 and 2023, respectively, due to a reduction in accrual estimates. These amounts for the years ended December 31, 2023 and 2024 are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects to expense additional amounts in future periods in accordance with the progress of work completed under the Patheon agreements.

Piramal Pharma Solutions

In January 2021, the Company entered into an agreement with Piramal Pharma Solutions (“Piramal”) for the fill and finish manufacture of LP-300 drug product at Piramal’s Lexington, Kentucky site in support of future Phase 2 clinical testing. The agreement, as amended, and additional agreements entered into with Piramal have provided for Piramal to conduct activities in support of the cGMP manufacturing of LP-300, including analytical and process transfer activities, manufacture of cGMP clinical batches, and performance of stability studies on cGMP batches of LP-300 drug product. Approximately $130,000 and $49,000 was expensed with respect to Piramal agreements during the years ended December 31, 2024 and 2023, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects to expense additional amounts in future periods with respect to Piramal relating to stability studies and analytical support activities.

vivoPharm

In September 2021, the Company’s Australian subsidiary entered into an agreement with RDDT, a vivoPharm Company Pty Ltd (“vivoPharm”), for multiple preclinical studies, including animal studies, as part of an IND-enabling program for LP-184. The Company’s Australian subsidiary entered into an additional agreement with vivoPharm in 2022 as part of an IND-enabling program for LP-284. Amendments to the vivoPharm agreements were made in 2022 and 2023, and additional agreements were entered into with vivoPharm in 2023 and 2024 relating to preclinical studies and related data analysis and support work. Approximately $56,000 and $1,012,000 was expensed with respect to the vivoPharm agreements during the years ended December 31, 2024 and 2023, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations.

TD2

In October 2021, the Company entered into a Statement of Work, as amended in March 2022, with Translational Drug Development, LLC (“TD2”) providing for TD2 to serve as the lead contract research organization (CRO) for the Company’s Phase 2 clinical trial for its product candidate LP-300. No amounts were expensed during the year ended December 31, 2024 and approximately $420,000 was expensed with respect to TD2 during the year ended December 31,2023, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company’s agreements with TD2 were terminated in 2023 in connection with the Company’s engagement of Fortrea to provide contract research organization services to the Company.

Berkshire Sterile Manufacturing

During the years ended December 31, 2023 and 2024, the Company entered into agreements with Berkshire Sterile Manufacturing (“Berkshire”) to support technical transfer and GMP drug product manufacturing of LP-300. Approximately $141,000 and $334,000 were expensed with respect to the Berkshire agreements during the years ended December 31, 2024 and 2023, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the Berkshire agreements.

Shilpa

In March 2022, the Company entered into an agreement with Shilpa Medicare Limited (“Shilpa”) for fit-to-purpose process development and synthesis of a key starting material relating to the synthesis of LP-184 under cGMP. In July 2022, the Company entered into agreements with Shilpa Pharma Lifesciences for the cGMP synthesis of LP-184 API material as well as for drug product development and cGMP drug product manufacturing of LP-184. In August 2022, the Company entered into agreements with Shilpa for the cGMP synthesis of LP-284 API material as well as for drug product development and cGMP drug product manufacturing of LP-284. The Company entered into additional agreements with Shilpa and its subsidiaries and affiliates in 2023 and in 2024 to support cGMP drug substance and drug product manufacturing and stability studies for LP-184 and LP-284. Approximately $827,000 and $1,313,000 were expensed with respect to the Shilpa agreements during the years ended December 31, 2024 and 2023, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the Shilpa agreements.

Curia

During the years ended December 31, 2023 and 2024, the Company entered into agreements with Curia Global, Inc. (“Curia”) relating to the cGMP manufacture of LP-300 API and supporting activities. Approximately $82,000 and $414,000 were expensed with respect to the Curia agreements during the years ended December 31, 2024 and 2023, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the Curia agreements.

LumaBridge (formerly known as Cancer Insight)

In May 2022, the Company entered into an agreement with Cancer Insight, LLC, now known as LumaBridge, LLC (“LumaBridge”) for IND filing, regulatory support, Phase 1 pre-trial startup activities, and strategic program consulting relating to LP-184. No amounts were expensed during the year ended December 31, 2024 and approximately $200,000 was expensed with respect to the LumaBridge agreements during the year ended December 31, 2023 which amounts are included in research and development expenses in the accompanying consolidated statements of operations.

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

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate have collaborated on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2023, the term of the Collaboration Agreement was extended until March 31, 2024. The Company is currently evaluating the possibility of further collaborations with Actuate. Certain affiliates of Bios Partners beneficially own greater than 10% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through December 31, 2024, no revenues have been recognized under the Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. In August 2024, Actuate announced the closing of its initial public offering (“IPO”), which also included a reverse stock split. Following the reverse stock split and the IPO, the Company holds 13,889 shares of common stock, which can be sold by the Company without restriction in accordance with Rule 144 of the Securities Act of 1933. At December 31, 2024, the Actuate common stock held by the Company had a fair value of approximately $111,000, which was reported as an unrealized gain in other income, net on the Company’s condensed consolidated statements of operations for the year ended December 31, 2024.

Note 5. Leases

The following provides balance sheet information related to leases as of December 31, 2024 and 2023:

	2024	2023
Assets
Operating lease, right-of-use asset, net	$239,985	$228,295
Liabilities
Current portion of operating lease liabilities	$190,814	$172,975
Operating lease liabilities, net of current portion	52,843	61,496
Total operating lease liabilities	$243,657	$234,471

At December 31, 2024, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2025	$205,315
2026	54,744
Total minimum lease payments	260,059
Less amount representing interest	(16,402)
Present value of future minimum lease payments	243,657
Less current portion of operating lease liabilities	(190,814)
Operating lease liabilities, net of current portion	$52,843

The Company leases office space in the Dallas, Texas and Atlanta, Georgia metropolitan areas under non-cancellable operating leases. In January 2023, the Company renewed its existing lease in the Atlanta area for an additional two years (“Colony Square Lease”). Effective August 31, 2024, the Colony Square Lease was terminated in conjunction with a new lease with the same landlord. The new lease began September 1, 2024 for a period of 24 months, requires payments of approximately $6,800 per month, and is subject to automatic renewal on a month-to-month basis unless the Company provides three-months written notice to the landlord. The exercise of lease renewal options is at the Company’s sole discretion and is assessed as to whether to include any renewals in the lease term at inception.

In January 2023, the Company also entered into two new leases in Dallas that commenced in March 2023 and May 2023, respectively (“Legacy West Leases”). Effective April 30, 2024, the Legacy West Leases were terminated in conjunction with a new lease with the same landlord. The new lease began May 1, 2024 for a period of 19 months, requires payments of approximately $11,200 per month, and is subject to automatic renewal on a month-to-month basis unless the Company provides three-months written notice to the landlord. The exercise of lease renewal options is at the Company’s sole discretion and is assessed as to whether to include any renewals in the lease term at inception.

The following table provides a reconciliation for the Company’s right of use assets and lease liabilities:

	Right-of-Use Asset	Operating Lease Liability
Balance at January 1, 2023	$47,687	$52,890
Remeasurement of operating lease right-of-use assets and operating lease liability	198,847	198,847
Operating right-of-use asset acquired through operating lease liability	141,989	141,989
Amortizations	(160,228)	(159,255)
Balance at December 31, 2023	228,295	234,471
Early termination of operating leases	(163,722)	(163,722)
Operating right-of-use asset acquired through operating lease liability	348,623	348,623
Amortizations	(173,211)	(175,715)
Balance at December 31, 2024	$239,985	$243,657

Other supplemental information related to operating leases is as follows:

	As of December 31,
	2024	2023
Weighted average remaining term of operating leases (in years)	1.30	1.33
Weighted average discount rate of operating leases	9.50%	7.36%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the years ended December 31, 2024 and 2023. In April 2023, the Company entered into a two-year lease for material storage and handling. The lease is cancellable with 45-days’ written notice. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

The components of lease expense were approximately as follows for the years ended December 31, 2024 and 2023:

	2024	2023
Operating lease cost	$191,000	$178,000
Short-term lease cost	19,000	14,000
	$210,000	$192,000

During the years ended December 31, 2024 and 2023, cash used in operating activities associated with these leases was approximately $194,000 and $177,000, respectively.

Note 6. Shareholders’ Equity

Preferred Stock

Upon the Company’s IPO, all shares of the Company’s Series A preferred stock were converted into 2,438,851 shares of common stock effective June 15, 2020, with fractional share adjustments made in connection with the conversion as discussed below. As of December 31, 2024 and 2023, the Company had 1,000,000 authorized shares of preferred stock, with zero shares of preferred stock issued and outstanding.

Common Stock

During the year ended December 31, 2023, the Company repurchased 145,348 shares of its common stock for an aggregate purchase price of approximately $500,000. Upon purchase, the repurchased shares ceased to be outstanding and returned to the status of authorized and unissued shares of common stock.

During the year ended December 31, 2023, the Company issued 12,000 shares of restricted common stock to consultants with a grant date fair value of approximately $63,000. 9,500 shares of restricted stock vested during 2023, and the remaining 2,500 were forfeited. The Company reported approximately $50,000 of stock-based compensation related to the vested restricted common stock during the year ended December 31, 2023, which is included in general and administrative expenses in the accompanying consolidated statements of operations. With the vesting of the 9,500 shares of restricted stock as described above, no shares of restricted common stock were outstanding at December 31, 2023.

During the year ended December 31, 2024, the Company issued 20,000 shares of restricted common stock to a consultant with a grant date fair value of approximately $81,000, which was included as stock-based compensation as part of general and administrative expenses in the accompanying consolidated statements of operations when the shares vested on October 4, 2024. No shares of restricted common stock were outstanding at December 31, 2024.

As of December 31, 2024 and December 31, 2023, the Company had 25,000,000 authorized shares of Common Stock, of which 10,784,725 and 10,721,192 shares were issued and outstanding, respectively.

Warrants

The Company had warrants to purchase 177,998 shares of common stock outstanding and exercisable as of December 31, 2023 at a weighted average exercise price of $9.27 per share, and with expiration dates ranging from March 7, 2024 to June 10, 2025.

During the year ended December 31, 2024, the Company issued 21,313 shares of common stock for aggregate proceeds of $66,710, relating to the exercise of warrants that were expiring. The Company also issued 22,220 shares of common stock relating to the cashless exercise of warrants to purchase 86,685 shares during the year ended December 31, 2024. The Company had warrants to purchase 70,000 shares of common stock outstanding and exercisable as of December 31, 2024 at a weighted average exercise price of $18.75 per share, which warrants expire on June 10, 2025.

Options

On August 29, 2018, the Board of Directors of the Company adopted the Lantern Pharma Inc. 2018 Equity Incentive Plan, which was subsequently amended on December 17, 2018, February 26, 2020, October 20, 2022, June 16, 2023 and June 13, 2024. The Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated, is referred to herein as the “Plan”. The Company has reserved 1,864,680 shares of its common stock for issuance under the Plan. The Plan is designed to provide additional incentives to employees, directors and consultants to remain in the service of the Company as well as to encourage stock acquisition by members of these targeted groups, which in the opinion of the management will support the alignment of the interests of the members of these groups and stockholders. Options granted under the Plan are generally exercisable for up to 10 years from grant date. 423,693 shares remain available for future awards under the Plan at December 31, 2024, following the grant of options and the award of restricted stock grants through December 31, 2024.

A summary of stock option activity under the Plan during the years ended December 31, 2024 and 2023 is presented below:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding December 31, 2022	1,037,591	$6.46	755,073	$5.87
Granted	126,000	4.43
Cancelled or expired	(72,395)	8.20
Outstanding December 31, 2023	1,091,196	6.11	880,241	6.25
Granted	259,000	4.56
Cancelled or expired	(104,502)	6.90
Outstanding December 31, 2024	1,245,694	$5.72	971,472	$6.07

The weighted average remaining contractual term of outstanding options at December 31, 2024 is 6.14 years. The weighted average remaining contractual term of exercisable options at December 31, 2024 is 5.27 years. The total intrinsic value of options outstanding at December 31, 2024 and 2023 was approximately $1,014,000 and $1,552,000, respectively. The total intrinsic value of options exercisable at December 31, 2024 and 2023, was approximately $1,014,000 and $1,526,000, respectively.

Approximate stock-based compensation relating to options was as follows for the years ended December 31, 2024 and 2023:

	2024	2023
General and administrative	$291,000	$566,000
Research and development	361,000	451,000
	$652,000	$1,017,000

Total remaining unrecognized compensation expense for non-vested options is approximately $908,000 as of December 31, 2024, and is expected to be recognized over a weighted average period of 1.54 years.

For the years ended December 31, 2024 and 2023, the fair value of each option granted was estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	2024	2023
Term (in years)	5.58	5.73
Risk Free Rate	4.15%	4.01%
Volatility	88.35%	86.91%
Dividend Yield	0.00%	0.00%

Grant Date Fair Value	$3.36	$3.25

The fair value of options is recognized as an expense over the vesting period and forfeitures are accounted for as they occur.

Expected Term -	The Company used a weighted average of time to vesting and maturity date.
Expected Volatility-	Due to the Company’s limited operating history and a lack of company-specific historical and implied volatility data, the Company has in part based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded commensurate with expected term as of grant date. The historical volatility data was computed using the daily closing prices for the selected comparable companies’ shares.
Risk-Free Interest Rate-	The Company used the U.S. treasury bill rate commensurate with the expected term as of grant date.
Expected Dividend-	As the Company has not issued any dividends and does not expect to issue dividends over the life of the options, the Company has estimated the dividend yield to be zero.

Note 7. Securities

At December 31, 2024, the Company’s debt and equity securities, including approximately $2,542,000 classified in cash and cash equivalents, consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government and agency securities	$11,461,885	$3,270	$(1,670)	$11,463,485
Corporate bonds	1,845,226	953	(944)	1,845,235
Debt securities	$13,307,111	$4,223	$(2,614)	13,308,720
Equity securities				6,429,576
				$19,738,296

Included in cash and cash equivalents				$3,236,312
Included in marketable securities				$16,501,984

At December 31, 2023, the Company’s debt and equity securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government and agency securities	$5,576,819	$3,969	$(66,680)	$5,514,108
Corporate bonds	8,322,723	514	(44,872)	8,278,365
Debt securities	$13,899,542	$4,483	$(111,552)	13,792,473
Equity securities				15,825,016
				$29,617,489

Included in cash and cash equivalents				$10,252,566
Included in marketable securities				$19,364,923

The contractual maturities of the Company’s debt securities, including approximately $2,542,000 classified in cash and cash equivalents, are as follows:

As of December 31, 2024
Due within one year	$13,308,720

The following table presents gross unrealized losses and fair values for those marketable debt securities that were in an unrealized loss position as of December 31, 2024, aggregated by investment category and the length of time that individual debt securities have been in a continuous loss position:

	As of December 31, 2024
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$1,284,465	$(64)	$797,324	$(1,606)
Corporate bonds	-	-	297,687	(944)
	$1,284,465	$(64)	$1,095,011	$(2,550)

We do not believe the unrealized losses on debt securities represent credit losses based on our evaluation of available evidence as of December 31, 2024, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of December 31, 2024 and 2023 our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our money market accounts, common stock and mutual funds were valued using quoted prices in active markets for identical assets and are classified as Level 1.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Government and agency securities	$11,463,485	$-	$11,463,485	$-
Corporate bonds	1,845,235	-	1,845,235	-
Money markets	694,420	694,420	-	-
Mutual funds – fixed income	3,777,950	3,777,950	-	-
Mutual funds – alternative investments	1,846,650	1,846,650	-	-
Common stock	110,556	110,556	-	-
	$19,738,296	$6,429,576	$13,308,720	$-

Included in cash and cash equivalents	$3,236,312
Included in marketable securities	$16,501,984

	Fair Value Measurements as of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Government and agency securities	$5,514,108	$-	$5,514,108	$-
Corporate bonds	8,278,365	-	8,278,365	-
Money markets	10,252,566	10,252,566	-	-
Mutual funds – fixed income	3,733,600	3,733,600	-	-
Mutual funds – alternative investments	1,838,850	1,838,850	-	-
	$29,617,489	$15,825,016	$13,792,473	$-

Included in cash and cash equivalents	$10,252,566
Included in marketable securities	$19,364,923

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

	For the year ended December 31,
	2024	2023
Warrants	70,000	177,998
Stock options	1,245,694	1,091,196
	1,315,694	1,269,194

Note 10. Income Taxes

Our effective tax rate differs from the statutory federal tax rate as presented in the following table:

	2024	2023
U.S. federal statutory tax rate	21%	21%
Permanent differences	4%	-%
Valuation allowance	(25)%	(21)%

Total:	-%	-%

As of December 31, 2024 and 2023, the Company was domiciled in Texas, and due to the losses generated and no revenues, it incurred no current federal or state tax.

The tax effect of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities is presented below.

	December 31,
	2024	2023
Deferred tax assets
Research and development credits	$2,222,625	$1,436,914
Stock-based compensation	584,840	538,771
Net operating loss carryforwards	9,353,936	7,383,777
Unrealized losses on securities	-	22,624
Research and development amortization	5,617,727	3,164,305
Deferred tax asset	17,779,128	12,546,391

Less: valuation allowance	(17,772,997)	(12,542,542)
Net deferred tax asset	6,131	3,849

Deferred tax liabilities
Unrealized gains on securities	(1,837)	-
Operating lease right-of-use assets	(776)	-
Fixed assets	(3,518)	(3,849)
Net deferred tax assets	$-	$-

Due to a history of losses the Company has generated since inception, the Company believes it is more-likely-than-not that all of the deferred tax assets will not be realized as of December 31, 2024 and 2023. Therefore, the Company has recorded a full valuation allowance on its deferred tax assets. At December 31, 2024 and 2023, the Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $43,600,000 and $34,500,000, respectively. The NOL carryforwards generated prior to 2018 of approximately $3,100,000 could expire over time beginning in 2035, if not used. The NOL carryforwards generated from January 1, 2018 through December 31, 2024 of approximately $40,500,000 do not expire and are carried forward indefinitely. The Company has state NOLs of approximately $1,000,000 at December 31, 2024. Australian NOLs were approximately $500,000 at December 31, 2024 and can be carried forward indefinitely, but may be subject to limitation in the event of certain corporate stock transactions the Company may enter into in the future. The Company also has approximately $2,200,000 of research and development tax credit carryforwards for federal purposes. These credits begin expiring in 2039. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s NOL carryforwards and research and development credit carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2024, there were no uncertain positions. In addition, interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision, for which there were none. The Company’s U.S. federal operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. The statute of limitations expires three years after the utilization of historical losses.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a net deferred tax asset of $5,617,727 as of December 31, 2024.

Note 11: Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses expected research and development study and material costs; cash, cash equivalents and marketable securities balances; operating losses; and budget projections to assess financial performance and allocate resources. During the years ended December 31, 2024 and 2023, research and development study and material costs, which include clinical trial and product candidate manufacturing costs, were approximately $11,400,000 and $8,453,000, respectively. These financial metrics are used by the CODM to make key operating decisions, such as which research and development studies to commence, extend or discontinue. See the consolidated balance sheets and statements of operations as of and for the years ended December 31, 2024 and 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the quarter ended December 31, 2024, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2025 (the “2025 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(3)	Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.		Description
3.1	(a)	Certificate of Conversion (Texas)
3.2	(a)	Certificate of Conversion (Delaware)
3.3	(a)	Certificate of Incorporation
3.4	(b)	Certificate of Amendment to Certificate of Incorporation
3.5	(b)	Amended and Restated Certificate of Incorporation
3.1.(vi)	(a)	By-laws
4.1	(a)	Form of Warrant (2019)
4.2	(c)	Form of Amendment to Series A Preferred Stock Warrant
4.3	(i)	Form of Underwriters’ Warrant (2020)
4.4	(d)	Specimen Stock Certificate evidencing shares of common stock
4.5	(k)	Description of Capital Stock
10.1	(l)	Second Amended and Restated 2018 Equity Incentive Plan dated October 20, 2022
10.2	(m)	Amendment to Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan
10.3+	(a)	Employment Agreement dated July 23, 2018 with Panna Sharma
10.4+	(f)	Amendment to Employment Agreement dated May 18, 2020 with Panna Sharma
10.5+	(c)	Employment Agreement dated May 18, 2020 with David Margrave
10.6	(o)	Amendment to Employment Agreement with Kishor Bhatia dated December 28, 2023
10.7	(o)	Amendment to Employment Agreement with David Margrave dated December 28, 2023
10.8+	(a)	Form of Indemnification Agreement
10.9	(a)	Amended and Restated Investors’ Rights Agreement
10.10#	(a)	Technology License Agreement dated January 15, 2015, with AF Chemicals, LLC
10.11#	(a)	Assignment Agreement dated as of January 5, 2018 with BioNumerik Pharmaceuticals, Inc.
10.12#	(a)	Addendum to Technology License Agreement dated February 8, 2016, with AF Chemicals, LLC

10.13+	(c)	Employment Agreement dated May 18, 2020 with Kishor G Bhatia
10.14	(g)	API Services Project Agreement dated July 10, 2020 with Patheon API Service
10.15#	(h)	Second Addendum to Technology License Agreement dated December 30, 2020 with AF Chemicals, LLC
10.16	(n)	Additional Amendment to Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan
10.17*	Amendment to Employment Agreement with Kishor Bhatia dated January 1, 2025
19.1*	Lantern Pharma Inc. Insider Trading Policy
21.1	(l)	List of Subsidiaries

23.1*	Consent of EisnerAmper LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	(o) Lantern Pharma Inc. Executive Officer Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Incorporated by reference from the Registration Statement on Form S-1 filed April 16, 2020.
(b)	Incorporated by reference from Current Report on Form 8-K filed June 17, 2020.
(c)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 19, 2020.
(d)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 12, 2020.
(e)	Incorporated by reference from Current Report on Form 8-K filed August 21, 2020.
(f)	Incorporated by reference from the Registration Statement on Form S-1/A filed June 8, 2020.
(g)	Incorporated by reference from Quarterly Report on Form 10-Q for the period ending September 30, 2020.
(h)	Incorporated by reference from the Registration Statement on Form S-1 filed January 8, 2021.
(i)	Incorporated by reference from Exhibit 1.1 of the Registration Statement on Form S-1/A filed May 19, 2020.
(j)	Incorporated by reference from Exhibit 10.17 of Annual Report on Form 10-K filed March 10, 2021.
(k)	Incorporated by reference from Exhibit 4.3 of Annual Report on Form 10-K filed March 10, 2021.
(l)	Incorporated by reference from Annual Report on Form 10-K filed March 20, 2023.
(m)	Incorporated by reference from Exhibit A to Registrant’s Definitive Proxy Statement filed April 28, 2023.
(n)	Incorporated by reference from Exhibit A to Registrant’s Definitive Proxy Statement filed April 29, 2024.
(o)	Incorporated by reference from Annual Report on Form 10-K filed March 18, 2024.
+	Indicates a management control or any compensatory plan, contract or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark) because the identified confidential portions (i) are not material and (ii) are of the type that the Registrant treats as private and confidential.

*	Filed herewith.

**	Furnished with this report

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: March 27, 2025	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: March 27, 2025	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Panna Sharma	President, Chief Executive Officer and Director	March 27, 2025
Panna Sharma	(Principal Executive Officer)

/s/ David R. Margrave	Chief Financial Officer	March 27, 2025
David R. Margrave	(Principal Financial and Principal Accounting Officer)

/s/ Donald J. Keyser	Chairman of the Board
Donald J. Keyser		March 27, 2025

/s/ Maria Maccecchini	Director
Maria Maccecchini		March 27, 2025

/s/ David S. Silberstein	Director
David S. Silberstein		March 27, 2025

/s/ Vijay Chandru	Director
Vijay Chandru		March 27, 2025

