Form 10-K/A
period 2024-12-31
Lantern Pharma Inc.
filed 2025-04-30
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 28, 2025, the registrant had 10,784,725 shares of common stock, $0.0001 par value per share outstanding.

i

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2024 of Lantern Pharma Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Original Form 10-K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below and the reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof, which has been amended to reflect the filing of these new certifications. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Lantern Pharma Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Form 10-K.

CAUTIONARY NOTICE

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. These and other factors that may affect our financial results are discussed more fully in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Original Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of our current executive officers and directors:

Name	Age	Position
Donald Jeff Keyser(a),(b)	72	Chairman of the Board
Panna Sharma	54	Chief Executive Officer, President and Director
David R. Margrave	65	Chief Financial Officer and Secretary
Kishor G. Bhatia	70	Chief Scientific Officer
Vijay Chandru(a),(c)	71	Director
Maria Maccecchini(a),(b)	74	Director
David S. Silberstein(c)	74	Director

(a)	Member of the Audit Committee of our Board.
(b)	Member of the Compensation Committee of our Board.
(c)	Member of the Nominating and Corporate Governance Committee of our Board.

Information about our Executive Officers and Directors

Donald Jeff Keyser has served as a director since January 2018 and Chairman since November 2019. Since 2017, Dr. Keyser has served in leadership positions with Renibus Therapeutics, a company developing novel therapies for the diagnosis, treatment and prevention of kidney disease. Dr. Keyser founded Renibus and currently serves as director, president and chief executive officer. Dr. Keyser also served as chief operating officer of Renibus from 2017 until becoming chief executive officer in March 2024. Dr. Keyser also founded ZS Pharma and served since 2008 as a director and chief operating officer of that company until December 2015 when it was acquired by Astra Zeneca for $2.7 Billion. Dr. Keyser was the inventor of the Mucinex product line for Adams Respiratory Therapeutics. Dr. Keyser developed and executed the R&D and Regulatory strategy for Adams Respiratory Therapeutics as Vice President of Development and Regulatory Affairs during his period there from 1998 to 2004. Adams Respiratory Therapeutics was acquired by Reckitt Benckiser for $2.3 Billion. He was previously employed as Chief Compliance Officer & Vice President Regulatory Affairs, Encysive Pharmaceuticals, Vice President Technical & Regulatory Affairs, Medeva Americas, Sr. Director Regulatory Affairs, Marion Merrell Dow and Regulatory Principal, Abbott Laboratories. Dr. Keyser received his Pharmacy degree from Creighton University, a Juris Doctorate from Creighton University, a MPA from the University of Missouri-Kansas City and a PhD in Economics from The University of Texas at Dallas. Based on the above qualifications, the Company believes Dr. Keyser is qualified to be on the Board.

Panna Sharma has served as our Chief Executive Officer and President since July 2018 and a director since August 2018. As Chief Executive Officer, Mr. Sharma oversees our use of AI and genomics in developing our therapy product pipeline to innovate the rescue, revitalization and development of precision therapeutics in oncology. From May 2010 to February 2018, Mr. Sharma served as President, Chief Executive Officer and director of Cancer Genetics, a Nasdaq company and provider of DNA-based cancer diagnostics and services to medical institutions throughout the world. In 2001, Mr. Sharma founded TSG Partners, a specialty advisory group combining corporate strategy and corporate finance to create stockholder value for companies and investors in the life sciences, biotechnology and environmental sciences sectors. Prior to TSG, Mr. Sharma served in the roles of Senior Vice President of E-Business Solutions and Chief Strategy Officer at iXL Inc. (later merged with Scient). For the six years prior to his being at iXL Inc., Mr. Sharma helped successfully found, manage and sell or take public two other consulting and professional services firms. From 1996 to 1998, Mr. Sharma was a partner at Interactive Solutions, Inc. Prior to that, Mr. Sharma served as a consultant to Putnam Investment Management, LLC and Bank of America Corporation. Mr. Sharma currently serves as a Board member of Continental Lithium, Inc. Mr. Sharma holds a Bachelor of Science in the Philosophy of Science, Neural Networks and Artificial Intelligence from Boston University. Based on the above qualifications, the Company believes Mr. Sharma is qualified to be on the Board.

David R. Margrave has served as our Chief Financial Officer since November 2019 and as our Secretary since June 2018. From January 2016 until November 2019, Mr. Margrave served as a life science consultant, providing strategic advisory and legal services to growing life science companies. From January 1995 to December 2015, he served as an executive officer at BioNumerik Pharmaceuticals, Inc., a life science company focused on advancing innovative cancer therapies. During his time at BioNumerik Pharmaceuticals, Inc., Mr. Margrave served in various positions including service as President and as Chief Administrative Officer and General Counsel. Mr. Margrave has served as a consultant to BioNumerik Pharmaceuticals, Inc. since January 2016. From April 2015 to December 2016, he also served as Senior Legal Advisor to MedCare Investment Corporation, a private investment firm investing in the medical and healthcare services industries. Prior to joining BioNumerik Pharmaceuticals, Inc., Mr. Margrave was a partner at Andrews & Kurth LLP, a national law firm. Mr. Margrave serves as Chairman and a board member of the Texas Healthcare and Bioscience Institute and is a past Chairman and board member of the State of Texas Product Development & Small Business Incubator Board. He is a past board member of the Texas Technology Transfer Association. Mr. Margrave received a Bachelor of Arts and Science degree in Economics and in Petroleum Engineering from Stanford University, and a J.D. degree from The University of Texas School of Law.

Kishor G. Bhatia has served as our Chief Scientific Officer since December 2019, and as our scientific consultant since January 2019. Dr. Bhatia has also served as a scientific consultant to Reprocell, one of our collaborators, since December 2016, and served as a scientific consultant to Cancer Genetics, Inc. from December 2016 until November 2019. Since 2006, he has been employed as an Adjunct Investigator with the National Cancer Institute-Division of Cancer Epidemiology and Genetics. From January 2007 until July 2016, Dr. Bhatia also served as a Director-AIDS Malignancy Program at the National Cancer Institute-Office of HIV and AIDS Malignancy, and from January 2004 through January 2007, he served as a Program Director and the Director of HIV and Cancer at the National Cancer Institute-Division of Cancer Treatment and Diagnosis. Dr. Bhatia received a Bachelor of Science degree in microbiology from the University of Pune and a Ph.D. in biochemistry from the University of Mumbai and is a Fellow of the Royal College of Pathology in the United Kingdom and was a Post-Doctoral Fellow at Johns Hopkins University and a Research Assistant Professor at Georgetown University from 1985 to 1989.

Vijay Chandru has served as a director since October 2019. Currently, Dr. Chandru is a co-founder of OPFORD Foundation, a non-profit in India with an open platform for orphan diseases and with a mission to support development of affordable and accessible therapeutics for orphan diseases of which many are rare genetic disorders. He was also a co-founder of Strand Life Sciences, India’s leading precision medicine solutions company, an offshoot of the Indian Institute of Science, which now has over 20 diagnostic laboratories and over 800 employees spread across India. He served as Executive Chairman of Strand Life Sciences from 2000 to 2018, and currently serves as a Director and Chair of the Science Advisory Board at Strand Life Sciences. A technology pioneer of the World Economic Forum since 2006, he was elected President (2009-2012) of the Association of Biotech Led Enterprises (ABLE), the apex trade body that represents the Indian biotech industry. Dr. Chandru co-founded two startups in the last five years – Yantri Labs Inc. (an algorithmic trading technology company), and CrisprBits Private Limited, a CRISPR technology mediated company in diagnostics and gene-editing. Dr. Chandru serves as a Director of Yantri Labs and as the acting Chief Scientific Officer of CrisprBits. Dr. Chandru is an academic entrepreneur whose academic career has spanned almost four decades. After his doctoral work at MIT he was a tenured professor at Purdue University for a decade in the 1980s and at the Indian Institute of Science in Bangalore since then. A fellow of both the academy of science and engineering in India, he was elected to fellowship of the American Association for the Advancement of Science in 2024. Based on the above qualifications, the Company believes Dr. Chandru is qualified to be on the Board.

Maria L. Maccecchini has served as a director since June 2022. Dr. Maccecchini founded Annovis Bio, Inc., a New York Stock Exchange listed, clinical stage, drug platform company addressing neurodegeneration, such as Alzheimer’s disease and Parkinson’s disease. She has served as President and CEO and as a director of Annovis since May 2008. Dr. Maccecchini has over 30 years of experience in neuroscience and the workings of the brain. She was partner and director of two angel groups, Robin Hood Ventures, from 2002 to 2009, and MidAtlantic Angel Group, from 2005 to 2009. In 1992, she founded and became chief executive officer of Symphony Pharmaceuticals/Annovis, a biotech company, which was sold in 2001 to Transgenomic. From 1987 to 1991 she was General Manager of Bachem Bioscience, the US subsidiary of Bachem AG, Switzerland and Head of Molecular Biology at Mallinckrodt. Dr. Maccecchini conducted post-doctoral research at Caltech and the Roche Institute of Immunology. She earned a Ph.D. in biochemistry from the Biocenter of Basel with a two-year visiting fellowship at The Rockefeller University. Dr. Maccecchini serves on several boards of biotechnology companies, organizations that promote entrepreneurship, international trade, women and charitable organizations. She has been a lecturer at Wharton Business School since 2016. Based on the above qualifications, the Company believes Dr. Maccecchini is qualified to be on the Board.

David S. Silberstein has served as a director since June 2018. Dr. Silberstein has served as chief operating officer/VP R&D of BioMimetix JV, LLC since 2013. Dr. Silberstein has served as a director of Biological Mimetics, Inc. since 2016. Dr. Silberstein received his PhD in Immunology at Columbia University and Postdoctoral training at Harvard Medical School/Brigham & Women’s Hospital. Dr. Silberstein continued for seven years as Assistant Professor at Harvard, leading a research team studying the biochemistry of inflammation. This was followed by 20 years at AstraZeneca Pharmaceuticals where Dr. Silberstein had leadership roles in genomics, translational science, company-wide portfolio management, and science support for two products through launch to aggregate sales of greater than $30 billion. Since 2013, Dr. Silberstein has worked independently with a number of early stage biotech companies and as a consultant to investment firms. Over this period he has served in leadership roles for NCI oncology trials, including Principal Investigator of a trial in patients with multiple brain metastases. Based on the above qualifications, the Company believes Dr. Silberstein is qualified to be on the Board.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Corporate Governance

Audit Committee

Our Audit Committee consists of Donald Jeff Keyser, Vijay Chandru and Maria Maccecchini, with Dr. Keyser serving as chair. The composition of our Audit Committee meets the requirements for independence under current Nasdaq Stock Market listing standards and SEC rules and regulations. Each member of our Audit Committee meets the financial literacy requirements of the Nasdaq Stock Market listing standards and is also a nonemployee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. Dr. Keyser is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. Both our independent registered public accounting firm and management periodically meet with our Audit Committee.

Process for Stockholders to Send Communications to our Board of Directors

Because we have always maintained open channels of communication with our stockholders, we do not have a formal policy that provides a process for stockholders to send communications to our Board. However, if a stockholder would like to send a communication to our Board, please address the letter to the attention of our corporate secretary, David R. Margrave, and it will be distributed to each director.

Code of Conduct

We have adopted a Code of Conduct applicable to all of our employees, executive officers and directors, which is available on our investor relations website located at ir.lanternpharma.com/corporate-governance/governance-documents. The audit committee of our Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. In addition, we have posted on our investor relations website all disclosures that are required by law or the listing standards of the applicable stock exchange concerning any amendments to, or waivers from, any provision of the Code of Conduct.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees. Our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us and our directors, officers, and employees. A copy of our Insider Trading Policy is filed as an exhibit to this report.

Equity Award Grant Policies

Our Compensation Committee reviews and approves, from time to time, equity award grants to our executive officers. In doing so, our Compensation Committee takes into account the presence of any material nonpublic information concerning our Company when approving awards of options. During 2024, our Compensation Committee did not grant any options to a named executive officer of the Company during the period commencing four business days prior to, and ending one business day following, our disclosure of any material nonpublic information by way of a report filed with the SEC or otherwise.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended December 31, 2024 and 2023 for services provided to the Company and its subsidiaries, which compensation exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Other Compensation ($)(2)	Total ($)
Panna Sharma,	2024	$575,000	$281,750	$223,534	$10,350	$1,090,634
Chief Executive Officer and President	2023	$525,300	$149,185	$-	9,900	$684,385

David R. Margrave,	2024	$413,800	$162,288	$166,448	$10,350	$752,886
Chief Financial Officer and Secretary	2023	$353,290	$79,490	$-	9,900	$442,680

Kishor Bhatia, Ph.D.,	2024	$316,000	$101,120	$111,650	$10,350	$539,120
Chief Scientific Officer	2023	$235,000	$39,363	$-	8,874	$283,237

(1)	For 2024, the fair value of the options granted were estimated using the Black-Scholes option-pricing model using the following weighted average assumptions: term between 5.26 and 5.88 years, risk free rate of between 4.13% and 4.14%, volatility of between 88.15% and 88.67%, and dividend yield of 0.0%. Based on these assumptions, the grant date fair value is between $3.15 and $3.25 per option share.

(2)	Consists of employer contributions made to the Company’s 401(k) plan for the benefit of the named executive officer.

Narrative Disclosure to Officer Compensation Table

We have entered into written employment agreements with the named executive officers, as described below. Each of our named executive officers has also executed our standard form of confidential information and invention assignment agreement.

Employment Agreement with Panna Sharma

We entered into an employment agreement with Mr. Sharma on July 23, 2018, that governs the terms of his employment with us as Chief Executive Officer and President. Mr. Sharma’s employment agreement, as amended, formally expired on November 15, 2024, however, pursuant to its terms, the employment agreement continues to apply to his continued employment, except for the severance and change in control payment provisions included in the employment agreement, which expired on November 15, 2024. Mr. Sharma’s employment agreement provided for an annual base salary of $525,300 for 2023, and was amended to increase his annual base salary to $575,000 commencing January 1, 2024. Pursuant to his employment agreement, Mr. Sharma is entitled to an annual cash bonus of up to 50% of his annual base salary, subject to the Company achieving certain operational and strategic milestones mutually agreed upon by the Board and Mr. Sharma and to additional discretionary bonuses to be determined by the Compensation Committee. Mr. Sharma received a cash bonus of $149,185 for fiscal year 2023 and a cash bonus of $281,750 for fiscal year 2024.

As incentive compensation, on July 15, 2024, Mr. Sharma was granted stock options to purchase 70,000 shares of our common stock under the terms and conditions of our Equity Incentive Plan. The exercise price for these options is $4.35 per share. These options are vesting in equal monthly increments over a 24-month period that commenced August 15, 2024.

Mr. Sharma also has the right to participate in the health insurance, vacation and other employee benefit plans and programs generally provided by us to our executive employees in effect from time to time. In 2023 and 2024, the Company made employer contributions of $9,900 and $10,350, respectively, to the Company’s 401(k) plan for the benefit of Mr. Sharma.

Employment Agreement with David Margrave

We have entered into an employment agreement with Mr. Margrave that governs the terms of his employment with us as our Chief Financial Officer. The term of the employment agreement, as amended, formally expired on November 15, 2024, however, pursuant to its terms, the employment agreement continues to apply to his continued employment, except for the severance and change in control payment provisions included in the employment agreement, which expired on November 15, 2024. Mr. Margrave’s employment agreement provided for an annual base salary of $353,290 for 2023, and was amended to increase his annual base salary to $413,800 commencing January 1, 2024. Pursuant to his employment agreement, Mr. Margrave is eligible for an annual cash bonus of up to 40% of his annual base salary, as determined by the Compensation Committee and subject to the Company achieving certain operational and strategic milestones to be mutually agreed upon by the CEO and Mr. Margrave. Mr. Margrave received a cash bonus of $79,490 for fiscal year 2023 and a cash bonus of $162,288 for fiscal year 2024.

As incentive compensation, on July 15, 2024, Mr. Margrave was granted stock options to purchase 52,000 shares of our common stock under the terms and conditions of our Equity Incentive Plan. The exercise price for these options is $4.35 per share. These options are vesting in equal monthly increments over a 24-month period that commenced August 15, 2024.

Mr. Margrave also has the right to participate in the health insurance, vacation and other employee benefit plans and programs generally provided by us to our executive employees in effect from time to time. In 2023 and 2024, the Company made employer contributions of $9,900 and $10,350, respectively, to the Company’s 401(k) plan for the benefit of Mr. Margrave.

Employment Agreement with Kishor G. Bhatia, Ph.D.

We have entered into an employment agreement with Dr. Bhatia that governs the terms of his employment with us as our Chief Scientific Officer. The term of the employment agreement, as amended, will continue until January 15, 2026, unless terminated prior to such time in accordance with its terms. Dr. Bhatia’s employment agreement provided for an annual base salary of $235,000 for 2023, and was amended to increase his annual base salary to $316,000 commencing January 1, 2024. Pursuant to his employment agreement, Dr. Bhatia is eligible for an annual cash bonus of up to 40% of his annual base salary, as determined by the Compensation Committee and subject to the Company achieving certain operational and strategic milestones to be mutually agreed upon by the CEO and Dr. Bhatia. Dr. Bhatia received a cash bonus of $39,363 for fiscal year 2023 and a cash bonus of $101,120 for fiscal year 2024.

As incentive compensation, on July 15, 2024, Dr. Bhatia was granted stock options to purchase 35,000 shares of our common stock under the terms and conditions of our Equity Incentive Plan. The exercise price for these options is $4.35 per share. These options are vesting in equal monthly increments over a 24-month period that commenced August 15, 2024.

On January 6, 2025, we entered into an amendment to Dr. Bhatia’s employment agreement to (i) extend the term of the employment agreement to January 15, 2026, (ii) adjust the minimum hours devoted by Dr. Bhatia per week to the scientific, clinical and therapeutic development operations and affairs of the Company to 24 hours per week, and (iii) proportionately adjust Dr. Bhatia’s annual base salary to $189,600, with such adjustment to take effect with the first pay period in January 2025.

Dr. Bhatia also has the right to participate in the health insurance, vacation and other employee benefit plans and programs generally provided by us to our executive employees in effect from time to time. In 2023 and 2024, the Company made employer contributions of $8,874 and $10,350, respectively, to the Company’s 401(k) plan for the benefit of Dr. Bhatia.

Potential Payments upon Termination and Change in Control

Regardless of the manner in which our named executive officers’ services terminate, each named executive officer is entitled to receive amounts earned during their terms of service, including unpaid salary. In addition, each named executive officer is eligible to receive certain benefits pursuant to their employment agreement with us, as described below.

We or the named executive officer may terminate their employment agreement upon 30 days’ notice to the other party. If Kishor Bhatia is terminated without cause, then Dr. Bhatia will be entitled to severance pay in an amount equal to the greater of (i) his base salary for the remainder of the term of the employment agreement or (ii) three months of his base salary. In addition, Dr. Bhatia shall be entitled to an amount equal to his annual bonus amount prorated through the date of termination, if such bonus is earned in the calendar year of his termination. The foregoing payments are subject to Dr. Bhatia entering into an agreement releasing all claims against us. Panna Sharma and David Margrave had similar severance rights in their employment agreements, but those rights terminated upon the expiration of their employment agreements.

Pursuant to the Equity Incentive Plan, in the event of a change in control, as defined in the Equity Incentive Plan, all unvested securities owned by a named executive officer shall immediately vest and remain exercisable for the full term of the option. “Cause” is defined in the named executive officers’ employment agreements to include, but not limited to, (i) a material breach of the named executive officers’ duties as an employee or obligations under their agreement, subject to notice and an opportunity to cure such breach, (ii) a breach or threatened breach of the restrictive covenants and confidentiality provisions under their agreement, (iii) a refusal or failure to follow the reasonable instructions from our Board of Directors, (iv) failure to achieve any mutually agreed and specified material operational or strategic milestones, (v) a breach of any of our rules or policies that is likely to have a material adverse effect on us, subject to notice and an opportunity to cure the breach, (vi) a material failure, other than by reason of disability, to perform satisfactorily to the Board on a regular basis the duties as specified therein, subject to notice and an opportunity to cure the failure, (vii) any intentional or grossly negligent act or omission that causes or threatens to cause a material loss to us or our business, (viii) a commission of, indictment for, or conviction or plea of nolo contender to a crime of moral turpitude or fraud, embezzlement or similar act of dishonesty or any violation of law or rule that materially impairs or injures us or our reputation, and (ix) any appropriation of any business opportunity belonging to us for the named executive officers’ personal benefit or the benefits of any family member or affiliated entity.

Benefit Plans

We do not have any profit-sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plans in the future.

Perquisites, Health, Welfare and Retirement Benefits

All of our current named executive officers are eligible to participate in our employee benefit plans, including health insurance for which we pay portions of the premiums, in each case on the same basis as all of our other employees. We pay portions of the premiums for health insurance for all of our employees, including our named executive officers. Our executive officers have the right to participate in the Company’s 401(k) plan, which commenced January 1, 2023. As described in the executive officer narrative disclosure above, the Company made employer contributions to the Company’s 401(k) plan in 2023 and 2024 for the benefit of our executive officers. We generally do not provide perquisites or personal benefits to our named executive officers.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during the fiscal year ended December 31, 2024. Our board of directors may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Second Amended and Restated 2018 Equity Incentive Plan, as Amended

The Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended (the “Equity Incentive Plan”) was adopted by the Board of Directors and approved by the stockholders on August 29, 2018, and most recently amended on June 13, 2024. The Company has reserved 1,864,680 shares of common stock for issuance under the Equity Incentive Plan, of which options to purchase 1,242,378 shares of our common stock are outstanding as of the date of this report. In addition, as of the date of this report, the Board of Directors has granted four restricted stock awards pursuant to the Equity Incentive Plan that together totaled 100,512 shares of common stock.

The table below contains information as of December 31, 2024 regarding the Equity Incentive Plan. The Company does not have any equity compensation plans that have not been approved by stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,245,694 shares of Common Stock	$5.72 per share	423,693 shares of Common Stock

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total:	1,245,694 shares of Common Stock	$5.72 per share	423,693 shares of Common Stock

Outstanding Equity Awards at December 31, 2024

The following table sets forth certain information concerning equity awards held by our named executive officers as of December 31, 2024:

	Option Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Panna Sharma,	8/29/2018	199,558	—		—	$1.03	8/28/2028
Chief Executive Officer, and	12/17/2018	219,302	—		—	$1.03	12/16/2028
President	6/15/2020	76,628	—		—	$15.00	6/14/2030
	8/8/2022	77,774	22,226	(1)	—	$5.60	8/5/2032
	7/15/2024	14,580	55,420	(2)	—	4.35	7/14/2034

David Margrave,	6/15/2020	78,300	—		—	$15.00	6/14/2030
Chief Financial Officer and Secretary	10/29/2021	26,100	—		—	$10.21	10/28/2031
	7/15/2024	10,830	41,170	(2)	—	4.35	7/14/2034

Kishor Bhatia, Ph.D.	6/15/2020	52,200	—		—	$15.00	6/14/2030
Chief Scientific Officer	10/29/2021	17,400	—		—	$10.21	10/28/2031
	7/15/2024	7,290	27,710	(2)	—	4.35	7/14/2034

(1)	The options vest and first become exercisable in equal monthly increments over a 36-month period commencing on the one-month anniversary of the date of grant.

(2)	The options vest and first become exercisable in equal monthly increments over a 24-month period commencing on the one-month anniversary of the date of grant.

Non-Employee Director Compensation

Below is a summary of compensation accrued or paid to our non-executive directors during the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)
Donald J. Keyser	$56,000	$16,200	$72,200
David S. Silberstein	$46,000	$32,150	$78,150
Maria Maccecchini	$51,000	$16,200	$67,200
Vijay Chandru	$51,000	$32,150	$83,150

(1)	For the option awards, the fair value of the options granted were estimated using the Black-Scholes option-pricing model using the following weighted average assumptions: term between 5.52 and 5.77 years, risk free rate of 4.14%, volatility of 88.32%, and dividend yield of 0.0%. Based on these assumptions, the grant date fair value is between $3.19 and $3.24 per option share.

Effective upon the closing of our initial public offering, our Audit Committee Chair began receiving a cash fee of $10,000 per year and our Compensation Committee Chair and our Nominating and Corporate Governance Committee Chair began receiving a cash fee of $5,000 per year. In addition, effective November 1, 2021, each of our non-executive directors began receiving a cash fee of $46,000 per year for their Board service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2025, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and named executive officers as a group, and each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than 5% of our outstanding common stock is c/o Lantern Pharma Inc., 1920 McKinney Avenue, 7th Floor, Dallas, Texas 75201. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The beneficial ownership of each person was calculated based on 10,784,725 shares of common stock issued and outstanding as of April 15, 2025

As used in this section, the term “beneficial ownership” with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness. Two or more persons might count as beneficial owners of the same share.

There were approximately 11 holders of record of our shares of common stock as of the date of this report. The number of holders does not include individual participants in security positions listings.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Number	Percent
Officers and Directors
Panna Sharma, Chief Executive Officer, President, and Director(2)	619,088	5.43%
David R. Margrave, Chief Financial Officer and Secretary(3)	126,061	1.16
Kishor G. Bhatia, Chief Scientific Officer(4)	84,180	*
Donald J. Keyser, Chairman of the Board(5)	92,012	*
David S. Silberstein, Director(6)	20,892	*
Vijay Chandru, Director(7)	15,795	*
Maria Maccecchini, Director(8)	4,580	*
All Officers and Directors as a group (7 people)	962,608	8.23%

5% Stockholders
Bios Equity Entities(9)	1,233,802	11.44%
Biological Mimetics, Inc.(10)	844,125	7.83%
ProPhase Labs, Inc.(11)	631,195	5.85%

*	Represents less than 1% of shares outstanding.

(1)	All addresses above are 1920 McKinney Avenue, 7th Floor, Dallas, Texas 75201, unless otherwise stated.

(2)	Consists of 619,088 shares of common stock subject to options exercisable within 60 days. Excludes 46,400 shares of common stock underlying options which are subject to vesting conditions.

(3)	Consists of 126,061 shares of common stock subject to options exercisable within 60 days. Excludes 30,339 shares of common stock underlying options which are subject to vesting conditions.

(4)	Consists of 84,180 shares of common stock subject to options exercisable within 60 days. Excludes 20,420 shares of common stock underlying options which are subject to vesting conditions.

(5)	Consists of (i) 46,253 shares of common stock subject to options exercisable within 60 days, and (ii) 45,759 shares of common stock. Excludes 3,620 shares of common stock underlying options which are subject to vesting conditions.

(6)	Consists of 20,892 shares subject to options exercisable within 60 days. Excludes 6,540 shares of common stock underlying options which are subject to vesting conditions. Dr. Silberstein is a director of Biological Mimetics, Inc. Dr. Silberstein disclaims any beneficial ownership in the shares of our common stock held by Biological Mimetics, Inc.

(7)	Consists of 15,795 shares of common stock subject to options exercisable within 60 days. Excludes 6,540 shares of common stock underlying options which are subject to vesting conditions.

(8)	Consists of 4,580 shares of common stock subject to options exercisable within 60 days. Excludes 3,620 shares of common stock underlying options which are subject to vesting conditions.

(9)	Consists of (i) 371,950 shares of common stock held by Bios Fund I, LP (“Bios Fund I”), (ii) 217,553 shares of common stock held by Bios Fund I QP, LP (“Bios Fund I QP”), (iii) 429,286 shares of common stock held by Bios Fund II QP, LP (“Bios Fund II QP”), (iv) 131,453 shares of common stock held by Bios Fund II, LP (“Bios Fund II”), (v) 57,467 shares of common stock held by Bios Fund II NT, LP (“Bios Fund II NT”), and (vi) 26,093 shares of common stock held by BP Directors, LP (“Bios Directors”). Bios Equity Partners, LP (“Bios Equity I”) is the general partner of the following entities: Bios Fund I, Bios Fund I QP, and Bios Directors. Bios Equity Partners II, LP (“Bios Equity II”) is the general partner of Bios Fund II QP, Bios Fund II, and Bios Fund II NT. Cavu Management, LP, an entity managed and controlled by Mr. Leslie W. Kreis, Jr., and Bios Capital Management, LP, an entity managed and controlled by Mr. Aaron Fletcher, are the general partners of Bios Equity I and Bios Equity II. Cavu Advisors LLC, an entity that is managed and controlled by Mr. Kreis, is the general partner of Cavu Management LP. Bios Advisors GP, LLC, an entity that is managed and controlled by Mr. Fletcher, is the general partner of Bios Capital Management, LP. The shares owned by Bios Fund I, Bios Fund I QP, Bios Fund II, Bios Fund II QP, Bios Fund II NT and Bios Directors (“Bios Equity Entities”) are aggregated for purposes of reporting share ownership information. Mr. Kreis and Mr. Fletcher share voting and investment control with respect to shares held by the Bios Equity Entities. The address for the Bios Equity Entities is 1751 River Run, Suite 400, Fort Worth, Texas 76107.

(10)	Consists of 844,125 shares of common stock. Address is 124 Byte Drive, Frederick, Maryland 21702.

(11)	Consists of 631,195 shares of common stock based on a Schedule 13-G/A filed by the reporting entity on February 14, 2024. Address is 711 Stewart Ave, Suite 200, Garden City, New York 11530.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed elsewhere in this report, the following is a description of each transaction since January 1, 2023 to which we were a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

On November 21, 2023, we entered into separate Securities Purchase Agreements with Bios Fund I QP, LP and Bios Fund I, LP (the “Bios Entities”) pursuant to which we agreed to purchase from the Bios Entities a total of 145,348 shares (the “Shares”) of our common stock, at a purchase price of $3.44 per share, for a total purchase price of $499,997.12. The agreements contained customary representations, warranties, and covenants for agreements of such nature. The transactions under the agreements closed prior to November 30, 2023. The Bios Entities are part of a related family of investment partnerships under common control, which collectively beneficially own greater than 10% of our issued and outstanding shares of common stock.

In May 2021, we entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, we and Actuate have collaborated on the utilization of our RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, we received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In August 2024, Actuate announced the closing of its initial public offering (“IPO”), which also included a reverse stock split. Following the reverse stock split and the IPO, we hold 13,889 shares of Actuate common stock. The Collaboration Agreement expired on March 31, 2024, however we are currently evaluating the possibility of further collaborations with Actuate. Certain of the Bios Equity Entities hold substantial beneficial ownership interests in both the Company and Actuate. Leslie W. Kreis, Jr., a director of the Company until June 8, 2022, is also a director of Actuate.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year and any of their immediate family members. Our audit committee charter provides that our audit committee will review and approve or disapprove any related party transactions.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the DGCL. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

Director Independence

Our Board currently consists of five (5) members, four (4) of whom are independent under the listing standards for independence of the NASDAQ and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”).

Generally, under the listing requirements and rules of the Nasdaq Stock Market, independent directors must comprise a majority of a listed company’s board of directors. Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Our Board has determined that, other than Mr. Sharma, none of our directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In making these determinations, our Board considered the current and prior relationships that each nonemployee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each nonemployee director. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq Stock Market rules, as of the date of this report.

Item 14. Principal Accountant Fees and Services

Fees Incurred for Services by Principal Accountant

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2024 and 2023 by our independent registered public accounting firm, EisnerAmper LLP and their affiliates.

	2024	2023
Audit Fees(A)	$215,000	$168,000
Audit – Related Fees(B)	144,113	72,450
Tax Fees	22,050	18,900
	$381,163	$259,350

(A) The audit fees consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with the statutory and regulatory filings or engagements and capital market financings.

(B) The audit-related fees are for the review of financial statements and other audit-related services relating to Starlight Therapeutics Inc., a wholly owned subsidiary of the Company, for the year ended December 31, 2024, as well as the audit of financial statements of Starlight Therapeutics Inc. for the year ended December 31, 2023.

Pre-Approval Policies and Procedures

Our Audit Committee has responsibility for selecting, appointing, evaluating, compensating, retaining and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, our Audit Committee has established policies and procedures in its charter regarding pre-approval of any audit and non-audit service provided to the Company by our independent registered public accounting firm and the fees and terms thereof. Our Audit Committee pre-approved all of the services provided by our independent registered public accounting firm during 2024 and 2023.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(c)	Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.		Description
3.1	(a)	Certificate of Conversion (Texas)
3.2	(a)	Certificate of Conversion (Delaware)
3.3	(a)	Certificate of Incorporation
3.4	(b)	Certificate of Amendment to Certificate of Incorporation
3.5	(b)	Amended and Restated Certificate of Incorporation
3.1	(a)	By-laws
3.2	(p)	Amendment No. 1 to By-laws
4.1	(i)	Form of Underwriters’ Warrant (2020)
4.2	(d)	Specimen Stock Certificate evidencing shares of common stock
4.3	(k)	Description of Capital Stock
10.1+	(l)	Second Amended and Restated 2018 Equity Incentive Plan dated October 20, 2022
10.2+	(m)	Amendment to Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan
10.3+	(a)	Employment Agreement dated July 23, 2018 with Panna Sharma
10.4+	(f)	Amendment to Employment Agreement dated May 18, 2020 with Panna Sharma
10.5+	(c)	Employment Agreement dated May 18, 2020 with David Margrave
10.6+	(o)	Amendment to Employment Agreement with Kishor Bhatia dated December 28, 2023
10.7+	(o)	Amendment to Employment Agreement with David Margrave dated December 28, 2023
10.8+	(a)	Form of Indemnification Agreement
10.9	(a)	Amended and Restated Investors’ Rights Agreement
10.10#	(a)	Technology License Agreement dated January 15, 2015, with AF Chemicals, LLC
10.11#	(a)	Assignment Agreement dated as of January 5, 2018 with BioNumerik Pharmaceuticals, Inc.
10.12#	(a)	Addendum to Technology License Agreement dated February 8, 2016, with AF Chemicals, LLC

10.13+	(c)	Employment Agreement dated May 18, 2020 with Kishor G Bhatia
10.14	(g)	API Services Project Agreement dated July 10, 2020 with Patheon API Service
10.15#	(h)	Second Addendum to Technology License Agreement dated December 30, 2020 with AF Chemicals, LLC
10.16	(n)	Additional Amendment to Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan
10.17+	(q)	Amendment to Employment Agreement with Kishor Bhatia dated January 1, 2025
10.18+*		Amendment to Employment Agreement with Panna Sharma dated December 28, 2023
19.1	(q)	Lantern Pharma Inc. Insider Trading Policy
21.1	(l)	List of Subsidiaries

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(q) Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	(o) Lantern Pharma Inc. Executive Officer Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Incorporated by reference from the Registration Statement on Form S-1 filed April 16, 2020.
(b)	Incorporated by reference from Current Report on Form 8-K filed June 17, 2020.
(c)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 19, 2020.
(d)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 12, 2020.
(e)	Incorporated by reference from Current Report on Form 8-K filed August 21, 2020.
(f)	Incorporated by reference from the Registration Statement on Form S-1/A filed June 8, 2020.
(g)	Incorporated by reference from Quarterly Report on Form 10-Q for the period ending September 30, 2020.
(h)	Incorporated by reference from the Registration Statement on Form S-1 filed January 8, 2021.
(i)	Incorporated by reference from Exhibit 1.1 of the Registration Statement on Form S-1/A filed May 19, 2020.
(j)	Incorporated by reference from Exhibit 10.17 of Annual Report on Form 10-K filed March 10, 2021.
(k)	Incorporated by reference from Exhibit 4.3 of Annual Report on Form 10-K filed March 10, 2021.
(l)	Incorporated by reference from Annual Report on Form 10-K filed March 20, 2023.
(m)	Incorporated by reference from Exhibit A to Registrant’s Definitive Proxy Statement filed April 28, 2023.
(n)	Incorporated by reference from Exhibit A to Registrant’s Definitive Proxy Statement filed April 29, 2024.
(o)	Incorporated by reference from Annual Report on Form 10-K filed March 18, 2024.
(p)	Incorporated by reference from Current Report on Form 8-K filed on May 24, 2024.
(q)	Incorporated by reference from Annual Report on Form 10-K filed March 27, 2025.
+	Indicates a management control or any compensatory plan, contract or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark) because the identified confidential portions (i) are not material and (ii) are of the type that the Registrant treats as private and confidential.

*	Filed herewith.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: April 29, 2025	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

