Form 10-Q
period 2025-03-31
Lantern Pharma Inc.
filed 2025-05-15
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025 the registrant had 10,784,725 shares of common stock, $0.0001 par value per share outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future preclinical study activities, future clinical trial activities, future research activities, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “model”, “objective”, “aim,” “upcoming”, “should,” ‘will” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements relating to:

●	the potential advantages of our RADR® platform in identifying drug candidates and patient populations that are likely to respond to a drug candidate;

●	our strategic plans to advance the development of any of our drug candidates;

●	our strategic plans to expand the number of data points that our RADR® platform can access and analyze;

●	our research and development efforts of our internal drug discovery and development programs and antibody drug conjugate (ADC) development program and the utilization of our RADR® platform to streamline the drug development process;

●	the initiation, timing, progress, and results of our preclinical studies or clinical trials for any of our drug candidates;

●	our intention to leverage artificial intelligence, machine learning and biomarker data to streamline the drug development process and to identify patient populations that would likely respond to a drug candidate;

●	our plans to discover and develop drug candidates and to maximize their commercial potential by advancing such drug candidates ourselves or in collaboration with others;

●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash, cash equivalents, and marketable securities;

●	our ability to secure sufficient funding and alternative sources of funding to support our existing and proposed preclinical studies and clinical trials;

●	our estimates regarding the potential market opportunity for our drug candidates we or any of our collaborators may in the future develop;

●	our anticipated growth strategies and our ability to manage the potential expansion of our business operations effectively;

●	our expectations related to future expenses and expenditures;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

ii

●	our ability to source our needs for skilled labor in the fields of artificial intelligence, genomics, biology, oncology and drug development; and

●	the impact of government laws and regulations on the development and commercialization of our drug candidates and ADC development program.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K (“2024 Form 10-K”), for the year ended December 31, 2024 filed with the Securities and Exchange Commission, or the SEC, on March 27, 2025, and have identified other factors such as the results of our clinical trials, and the impact of competition, that we believe could cause actual results or events to differ materially from the forward-statements that we make. Furthermore, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q and the documents that we file with the SEC with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed elsewhere in this Quarterly Report on Form 10-Q and those listed under the Risk Factors section of our 2024 Form 10-K. You may access our 2024 Form 10-K under the investor SEC filings tab of our website at www.lanternpharma.com or on the SEC’s website at www.sec.gov. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,377,602	$7,511,079
Marketable securities	13,344,049	16,501,984
Prepaid expenses & other current assets	1,101,725	1,234,566
Total current assets	20,823,376	25,247,629

Property and equipment, net	44,025	47,440
Operating lease right-of-use assets	192,196	239,985
Other assets	36,738	36,738

TOTAL ASSETS	$21,096,335	$25,571,792

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,124,919	$4,140,361
Operating lease liabilities, current	161,515	190,814
Total current liabilities	4,286,434	4,331,175

Operating lease liabilities, net of current portion	33,416	52,843

TOTAL LIABILITIES	4,319,850	4,384,018

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at March 31, 2025 and December 31, 2024; $.0001 par value) (Zero shares issued and outstanding at March 31, 2025 and December 31, 2024)	-	-
Common Stock (25,000,000 authorized at March 31, 2025 and December 31, 2024; $.0001 par value) (10,784,725 shares issued and outstanding at March 31, 2025 and December 31, 2024)	1,078	1,078
Additional paid-in capital	97,206,073	97,058,323
Accumulated other comprehensive income	131,734	153,990
Accumulated deficit	(80,562,400)	(76,025,617)
Total stockholders’ equity	16,776,485	21,187,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,096,335	$25,571,792

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
General and administrative	$1,510,077	$1,481,215
Research and development	3,263,955	4,250,786
Total operating expenses	4,774,032	5,732,001
Loss from operations	(4,774,032)	(5,732,001)
Interest income	149,790	200,950
Other income, net	87,459	90,241

NET LOSS	$(4,536,783)	$(5,440,810)

Net loss per share of common shares, basic and diluted	$(0.42)	$(0.51)

Weighted-average number of common shares outstanding, basic and diluted	10,784,725	10,742,797

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2025	2024

NET LOSS	$(4,536,783)	$(5,440,810)

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(8,202)	43,946
Unrealized (loss) gain on foreign currency translation	(14,054)	65,374
Other comprehensive (loss) income	(22,256)	109,320
Comprehensive loss	$(4,559,039)	$(5,331,490)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock Number	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	of Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance, December 31, 2023	-	$-	10,721,192	$1,072	$96,258,726	$(107,460)	$(55,244,404)	$40,907,934
Common stock issued from warrant exercises	-	-	37,613	4	54,712	-	-	54,716
Stock-based compensation	-	-	-	-	134,057	-	-	134,057
Net loss	-	-	-	-	-	-	(5,440,810)	(5,440,810)
Other comprehensive income	-	-	-	-	-	109,320	-	109,320
Balance, March 31, 2024	-	$-	10,758,805	$1,076	$96,447,495	$1,860	$(60,685,214)	$35,765,217

Balance, December 31, 2024	-	$-	10,784,725	$1,078	$97,058,323	$153,990	$(76,025,617)	$21,187,774
Stock-based compensation	-	-	-	-	147,750	-	-	147,750
Net loss	-	-	-	-	-	-	(4,536,783)	(4,536,783)
Other comprehensive loss	-	-	-	-	-	(22,256)	-	(22,256)
Balance, March 31, 2025	-	$-	10,784,725	$1,078	$97,206,073	$131,734	$(80,562,400)	$16,776,485

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,536,783)	$(5,440,810)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,574	4,061
Non-cash lease adjustments	47,789	41,084
Stock-based compensation	147,750	134,057
Accretion of discounts on available for sale debt securities, net	(71,373)	(34,069)
Foreign currency remeasurement (gain) loss	(17,278)	99,338
Realized (gain) loss on redemptions of available for sale debt securities	(10,368)	929
Realized loss on redemption of equity securities	142,248	-
Unrealized gain on equity securities	(151,264)	(3,950)
Changes in assets and liabilities:
Prepaid expenses and other current assets	133,375	901,017
Accounts payable and accrued expenses	(15,554)	1,270,707
Operating lease liabilities	(48,726)	(40,887)
Net cash flows used in operating activities	(4,375,610)	(3,068,523)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,159)	(2,217)
Purchases of marketable securities	(4,983,854)	(6,012,284)
Redemptions of marketable securities	8,224,344	5,458,333
Net cash flows provided by (used in) investing activities	3,239,331	(556,168)

FINANCING ACTIVITIES
Proceeds from warrant exercises	-	54,716
Net cash flows provided by financing activities	-	54,716

Effect of foreign exchange rates on cash	2,802	(9,830)

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(1,133,477)	(3,579,805)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,511,079	21,937,749

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,377,602	$18,357,944

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR® platform. This now includes three lead drug candidates and an Antibody Drug Conjugate (ADC) program directed towards 11 disclosed therapeutic targets:

●	LP-300 (Tavocept), which we are advancing in a Phase 2 clinical trial, the Harmonic™ trial, focused on never smokers with advanced non-small cell lung cancer;

●	LP-184, which we are advancing in a Phase 1 clinical trial and has potential for treatment of solid tumors including breast, pancreatic, bladder, and lung cancers, and glioblastoma and other CNS cancers. Following the formation of Starlight, the Company now refers to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”;

●	LP-284, the stereoisomer (enantiomer) of LP-184, is advancing in a Phase I clinical trial, and has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184; and

●	Our ADC program is focused on developing highly specific ADCs with highly potent drug payloads.

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2024. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2024 year-end condensed consolidated balance sheet data in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K, dated March 27, 2025, on file with the Securities and Exchange Commission.

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

Note 2. Liquidity

The Company incurred a net loss of approximately $4,537,000 and $5,441,000 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had working capital of approximately $16,537,000. The Company plans to continue to explore periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2025, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing this Form 10-Q for the quarter ended March 31, 2025. We will need substantial additional funding in the near future, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

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

Income Taxes

Due to the Company’s current and prior operating losses, the Company has no corporate income tax liabilities as of March 31, 2025 and December 31, 2024. Because of its history of losses, the Company believes it is more-likely-than-not that all of the Company’s deferred tax assets will not be realized as of March 31, 2025 and December 31, 2024. Therefore, the Company has recorded a full valuation allowance on its deferred tax assets.

Foreign Currency

We translate the financial statements of our Australian subsidiary, which has a functional currency of the Australian dollar, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for income and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than our functional currency (U.S. dollar) are included within other income, net on the condensed consolidated statements of operations.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. Operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks, including the potential risk of business failure.

Our marketable securities may be impacted by various risks related to interest rates, market conditions and credit risk. Our marketable securities have had and may in the future have their market value fluctuate due to rises or falls in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are federally insured. Interest bearing and non-interest bearing accounts we hold at these banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. From time to time, some of our cash balances held at banking institutions may be in excess of FDIC coverage.

We currently rely on foreign third-party manufacturers and service providers in connection with certain aspects of our clinical operations. The U.S. government and persons involved in the Trump administration have made statements and taken certain actions that have led to, and may continue to lead to, changes to U.S. and international trade policies. If maintained, tariffs and the potential escalation of trade disputes with foreign countries could pose a significant risk to our business and could result in higher operating expenses. U.S. policies on tariffs and international trade could also result in fluctuations in interest rates, which could have a negative impact on general economic conditions, on the industry sector in which we operate, and on our business.

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

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with an original maturity of 3 months or less to be cash equivalents. Cash equivalents at March 31, 2025 and December 31, 2024 were approximately $5,512,000 and $6,619,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s condensed consolidated balance sheets.

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

Marketable Securities

The Company’s marketable securities consist of government and agency securities, corporate bonds, mutual funds and common stock. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets.

Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and recorded as a separate component within accumulated other comprehensive income (loss) on the condensed consolidated balance sheets until realized. Interest is reported within interest income on the condensed consolidated statements of operations. We evaluate our available-for-sale debt securities to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The allowance for credit losses is zero at March 31, 2025 and December 31, 2024, and there were no credit losses recorded during the three months ended March 31, 2025 and 2024.

Equity securities, which are composed of mutual funds and common stock, are recorded at fair value each reporting period, with changes in fair value of these investments, as well as dividends earned, recorded within other income, net on the condensed consolidated statements of operations.

We determine realized gains and losses on the sale of marketable securities based on the specific identification method and record such gains and losses within other income, net on the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation table, as well as disclosure of income taxes paid disaggregated by jurisdiction. The standard is effective for our 2025 annual period and can be applied either prospectively or retrospectively. We are currently assessing the effect that the updated standard will have on our financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public business entities to provide disaggregated disclosures of relevant income statement expenses. The amendments aim to improve financial reporting by enhancing transparency in the notes to financial statements, specifically regarding expense categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is assessing the effect of this update on its condensed consolidated financial statements and related disclosures.

Note 4. Commitments and Contingencies

General

The Company has entered into, and expects to enter into from time to time in the future, license agreements, strategic alliance agreements, assignment agreements, research service agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements (collectively, the “License, Strategic Alliance, and Research Agreements”) are described in detail in the Company’s 2024 Form 10-K. While specific amounts will fluctuate from quarter to quarter based on clinical trials progress, advancement and completion of research studies and manufacturing projects, and other factors, the Company believes its overall activities regarding License, Strategic Alliance, and Research Agreements are materially consistent with those described in the 2024 Form 10-K, as supplemented by the discussion in the following paragraph.

As described in the 2024 Form 10-K, the Company has previously entered into a work order with Fortrea Inc. (“Fortrea”) to provide contract research organization (CRO) services in connection with the Company’s Phase 2 clinical trial for LP-300. The Company is currently discussing with Fortrea a potential amendment to make certain adjustments to the work order with Fortrea relating to the LP-300 Phase 2 clinical trial. The Company expects to enter into an amendment to the LP-300 work order with Fortrea in the second quarter of 2025.

In addition to the specific agreements described in the 2024 Form 10-K and the potential Fortrea work order amendment described above, the Company has entered into, and will in the future enter into, other research and service provider agreements for the advancement of its product candidates and research and development efforts. The Company expects to pay additional amounts in future periods in connection with existing and future research and service provider agreements.

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the three months ended March 31, 2025 and 2024, respectively. These expensed amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
	2025	2024
Amount Expensed for License, Strategic Alliance, and Research Agreements	$1,181,000	$2,102,000

Set forth below at March 31, 2025 and December 31, 2024, respectively, are (1) the approximate amounts accrued and payable under License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying condensed consolidated balance sheets.

	March 31,	December 31,
	2025	2024

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$1,199,000	$1,725,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$500,000	$490,000

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate have collaborated on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2023, the term of the Collaboration Agreement was extended to continue until March 31, 2024. The Company is currently evaluating the possibility of further collaborations with Actuate. Certain affiliates of Bios Partners beneficially own greater than 10% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through March 31, 2025, no revenues have been recognized under the Collaboration Agreement.

In August 2024, Actuate announced the closing of its initial public offering (“IPO”), which also included a reverse stock split. Following the reverse stock split and the IPO, the Company holds 13,889 shares of common stock, which can be sold by the Company without restriction in accordance with Rule 144 of the Securities Act of 1933. At March 31, 2025 and December 31, 2024, the Actuate common stock held by the Company had a fair value of approximately $94,000 and $111,000, respectively, which amounts were included in the caption marketable securities on the Company’s condensed consolidated balance sheets.

Note 5. Leases

The following provides balance sheet information related to leases as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Assets
Operating lease, right-of-use asset, net	$192,196	$239,985
Liabilities
Current portion of operating lease liabilities	$161,515	$190,814
Operating lease liabilities, net of current portion	33,416	52,843
Total operating lease liabilities	$194,931	$243,657

At March 31, 2025, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2025 (remaining nine months)	$151,186
2026	54,744
Total minimum lease payments	205,930
Less amount representing interest	(10,999)
Present value of future minimum lease payments	194,931
Less current portion of operating lease liabilities	(161,515)
Operating lease liabilities, net of current portion	$33,416

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

In January 2023, the Company also entered into two new leases in the Dallas area that commenced in March 2023 and May 2023, respectively (“Legacy West Leases”). Effective April 30, 2024, the Legacy West Leases were terminated in conjunction with a new lease with the same landlord. The new lease began May 1, 2024 for a period of 19 months, requires payments of approximately $11,200 per month, and is subject to automatic renewal on a month-to-month basis unless the Company provides three-months written notice to the landlord. The exercise of lease renewal options is at the Company’s sole discretion and is assessed as to whether to include any renewals in the lease term at inception.

The following table provides a reconciliation for the Company’s right of use assets and lease liabilities:

	Operating	Operating
	Right-of- Use	Lease
	Assets	Liabilities
Balance at December 31, 2024	$239,985	$243,657
Amortizations and reductions	(47,789)	(48,726)
Balance at March 31, 2025	$192,196	$194,931

Other supplemental information related to operating leases is as follows:

	As of March 31,
	2025	2024
Weighted average remaining term of operating leases (in years)	1.09	1.08
Weighted average discount rate of operating leases	9.50%	7.36%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the three months ended March 31, 2025 and 2024. In April 2023, the Company entered into a two-year lease for material storage and handling. The lease is cancellable with 45-days’ written notice. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

The components of lease expense were approximately as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$53,000	$45,000
Short-term lease cost	4,800	4,500
	$57,800	$49,500

During the three months ended March 31, 2025 and 2024, cash used in operating activities associated with operating leases was approximately $54,000 and $45,000, respectively.

Note 6. Stockholders’ Equity

Common Stock

As of March 31, 2025 and December 31, 2024, the Company had 25,000,000 authorized shares of common stock, of which 10,784,725 shares were issued and outstanding.

Warrants

There were no warrant exercises during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company issued 20,132 shares of common stock, relating to the cashless exercise of 79,021 warrants that were expiring. The Company also issued 17,481 shares of common stock for aggregate proceeds of $54,716, relating to the cash exercise of warrants that were expiring during the three months ended March 31, 2024. The Company has warrants to purchase 70,000 shares of common stock outstanding and exercisable as of March 31, 2025 at a weighted-average exercise price of $18.75 per share, which warrants expire on June 10, 2025.

Options

A summary of stock option activity under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated, during the three months ended March 31, 2025 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2024	1,245,694	$5.72
Cancelled or expired	(3,316)	7.49
Outstanding March 31, 2025	1,242,378	$5.71

Options were exercisable for 1,010,677 shares of common stock at March 31, 2025 at a weighted average exercise price of $6.01.

Stock-based compensation was as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
General and administrative	$73,753	$56,245
Research and development	73,997	77,812
Total stock-based compensation	$147,750	$134,057

Note 7. Marketable Securities

At March 31, 2025, the Company’s debt and equity securities consisted of the following:

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Government and agency securities	$9,927,457	$518	$-	$9,927,975
Corporate bonds	1,598,976	90	(118)	1,598,948
Debt securities	11,526,433	608	(118)	11,526,923
Equity securities				4,269,268
				$15,796,191

Included in cash and cash equivalents				$2,452,142
Included in marketable securities				$13,344,049

The contractual maturities of the Company’s debt securities, including approximately $2,046,000 classified in cash and cash equivalents, are as follows:

As of
March 31, 2025
Due within one year	$11,526,923

The following table presents gross unrealized losses and fair values for those marketable debt securities that were in an unrealized loss position as of March 31, 2025, aggregated by investment category and the length of time that individual debt securities have been in a continuous loss position:

	As of March 31, 2025
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$300,066	$(19)	$299,829	$(99)

We do not believe the unrealized losses on debt securities represent credit losses based on our evaluation of available evidence as of March 31, 2025, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of March 31, 2025, our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our money markets, common stock and mutual funds were valued using quoted prices in active markets for identical assets and are classified as Level 1.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1, Level 2 or NAV, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Government and agency securities	$9,927,975	$-	$9,927,975	$-
Corporate bonds	1,598,948	-	1,598,948	-
Money markets	406,521	406,521	-	-
Mutual funds – fixed income	2,911,918	2,911,918	-	-
Mutual funds – alternative investments	856,800	856,800	-	-
Common stock	94,029	94,029	-	-
	$15,796,191	$4,269,268	$11,526,923	$-

Included in cash and cash equivalents	$2,452,142
Included in marketable securities	$13,344,049

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

	Outstanding at March 31,
	2025	2024
Warrants to purchase common stock	70,000	81,496
Stock options	1,242,378	1,077,292
	1,312,378	1,158,788

Note 10. Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a condensed consolidated basis. The CODM uses expected research and development study and material costs; cash, cash equivalents and marketable securities balances; operating losses; and budget projections to assess financial performance and allocate resources. During the three months ended March 31, 2025 and 2024, research and development study and material costs, which include clinical trial and product candidate manufacturing costs, were approximately $2,126,000 and $3,118,000, respectively. These financial metrics are used by the CODM to make key operating decisions, such as which research and development studies to commence, extend or discontinue. See the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, as well as the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from the plans, intentions, expectations and other forward-looking statements included in the discussion below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those factors discussed in the Risk Factors section of our 2024 Form 10-K on file with the SEC.

Overview

We are an artificial intelligence (A.I.) focused company dedicated to developing cancer therapies and transforming the cost, pace, and timeline of oncology drug discovery and development. Our development portfolio includes three clinical stage oncology focused product candidates and consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, is currently approaching 200 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

We have active clinical programs for our three lead small molecule drug candidates: LP-300, LP-184, and LP-284. These programs are focused on multiple important cancer indications, including both solid tumors and blood cancers. We have established a wholly-owned subsidiary, Starlight Therapeutics, to focus exclusively on the clinical development of our promising opportunities for central nervous system (“CNS”) and brain cancers, many of which have no effective treatment options. We are also advancing an antibody-drug conjugate (“ADC”) program focused on developing highly specific ADCs with highly potent drug-payloads.

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

We are conducting a targeted phase 2 trial (the Harmonic™ trial) for LP-300 in never smoking patients with advanced non-small cell lung cancer (“NSCLC”) in combination with chemotherapy, under an existing investigational new drug application. Our candidate LP-184 has shown promising in-vitro and in vivo anticancer activity in multiple solid tumor indications (including pancreatic, glioblastoma and triple negative breast cancer), and it is advancing in a Phase 1A clinical trial. Our candidate LP-284 has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. LP-284 is advancing in a Phase 1A clinical trial.

Our ADC program has also continued to advance. During 2024 and the first quarter of 2025, we continued to progress the application of our RADR® A.I. platform to advance and refine an A.I. powered module focused on improving the precision, cost and timelines of ADC development for cancer. In 2023, we entered into a research collaboration with Bielefeld University in Germany focused on development of ADCs utilizing cryptophycin as the ADC drug-payload. Cryptophycins are promising antitumor molecules that have demonstrated potency at ultra-low, picomolar, concentrations. In a broad range of preclinical studies, the cryptophycin-ADC synthesized as part of the Bielefeld collaboration demonstrated promising picomolar level potency and anti-tumor activity in multiple solid tumor cell lines, including breast, bladder, colorectal, gastric, pancreatic and ovarian.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $4,537,000 and $5,441,000 for the three months ended March 31, 2025 and 2024, respectively.

Our net losses have primarily resulted from costs incurred in licensing and developing the drug candidates in our pipeline, planning, preparing and conducting preclinical studies and clinical testing, and general and administrative activities associated with our operations. We expect to continue to incur significant expenses and corresponding operating losses for the foreseeable future as we continue to develop our pipeline. Our costs may further increase as we conduct additional preclinical studies and clinical trials and potentially seek regulatory clearance for and prepare to commercialize our drug candidates. We expect to incur significant expenses to continue to build the infrastructure necessary to support our expanded operations, preclinical studies, clinical trials, and commercialization, including manufacturing, marketing, sales and distribution functions. We have experienced and will continue to experience substantial costs associated with operating as a public company.

Components of Our Results of Operations

Revenues

We did not recognize revenues for the three-month periods ended March 31, 2025 and 2024.

Expenses

Our research and development expenses by project category for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months	Three Months
	Ended March 31, 2025	Ended March 31, 2024
LP-300	$1,007,908	$1,051,904
LP-184	1,361,464	2,232,602
LP-284	456,471	462,423
LP-100	29,400	13,295
ADC Program	6,377	34,364
RADR® Platform	253,579	276,926
Other	148,756	179,272
Total research and development expenses	$3,263,955	$4,250,786

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

We expect fluctuating and increased administrative costs over time resulting from our existing and anticipated clinical trials and the potential commercialization of our drug candidates. We believe that these increases will likely include increased costs for hiring additional administrative personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants.

Summary Results of Operations for the Three Months Ended March 31, 2025 and 2024 (unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
General and administrative	$1,510,077	$1,481,215
Research and development	3,263,955	4,250,786
Total operating expenses	4,774,032	5,732,001
Loss from operations	(4,774,032)	(5,732,001)
Interest income	149,790	200,950
Other income, net	87,459	90,241
Net loss	$(4,536,783)	$(5,440,810)

Comparison of the Three Months Ended March 31, 2025 and 2024

General and Administrative Expenses

General and administrative expenses increased approximately $29,000, or 2%, from approximately $1,481,000 for the three months ended March 31, 2024 to approximately $1,510,000 for the three months ended March 31, 2025. The increase was primarily attributable to increases in professional fees of approximately $133,000 and increases in salaries and benefits of approximately $34,000. This was partially offset by a decrease in business development expenses of approximately $138,000.

Research and Development Expenses

Research and development expenses decreased approximately $987,000, or 23%, from approximately $4,251,000 for the three months ended March 31, 2024 to approximately $3,264,000 for the three months ended March 31, 2025. The decrease was attributable to decreases in research services of approximately $963,000, primarily due to reductions in contract research organization (CRO) and clinical site costs for LP-184. Also contributing to the decrease in research and development expenses were decreases in salaries and benefits of approximately $55,000. These decreases were partially offset by an increase in licensing fees of approximately $31,000.

Interest and Other Income, Net

Interest income decreased approximately $51,000, or 25%, from approximately $201,000 for the three months ended March 31, 2024 to approximately $150,000 for the three months ended March 31, 2025. Other income, net decreased approximately $3,000 from approximately $90,000 for the three months ended March 31, 2024 to approximately $87,000 for the three months ended March 31, 2025. This decrease was primarily attributable to decreases in dividend income of approximately $142,000 and decreases in research and development tax incentives related to our Australia subsidiary of approximately $5,000. These decreases were partially offset by the realization of foreign currency gains of approximately $17,000 during the three months ended March 31, 2025 as compared to foreign currency losses of approximately $99,000 during the three months ended March 31, 2024.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)
Net cash flows used in operating activities	$(4,375,610)	$(3,068,523)
Net cash flows provided by (used in) investing activities	3,239,331	(556,168)
Net cash flows provided by financing activities	-	54,716
Effect of foreign exchange rates on cash	2,802	(9,830)
Net decrease in cash and cash equivalents	$(1,133,477)	$(3,579,805)

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was approximately $4,376,000 compared to approximately $3,069,000 for the three months ended March 31, 2024. The increase in cash used in operating activities was primarily due to the following factors. Our accounts payable and accrued expenses balance increased approximately $1,270,000 and our prepaid expenses and other current assets declined by approximately $901,000 during the three months ended March 31, 2024, which required less cash. During the three months ended March 31, 2025, our accounts payable and accrued expenses balance declined slightly and prepaid expenses and other current assets declined by approximately $133,000, resulting in a requirement for more cash overall, despite the decrease in net loss of approximately $904,000 between the two periods.

Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was approximately $3,239,000 compared to approximately $556,000 of net cash used in investing activities for the three months ended March 31, 2024. The change is primarily a result of investing in more short-term securities that are considered cash and cash equivalents during the three months ended March 31, 2025 than we did during the three months ended March 31, 2024.

Financing Activities

Net cash flows provided by financing activities during the three months ended March 31, 2024 were generated from warrant exercises. There were no cash flows from financing activities during the three months ended March 31, 2025.

Operating Capital and Capital Expenditure Requirements

As of March 31, 2025, we had working capital of approximately $16,537,000. We plan to continue to explore periodic capital raises and also plan to apply for grant funding in the future to assist in supporting our capital needs. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2025, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing this Form 10-Q for the quarter ended March 31, 2025. We will need substantial additional funding in the near future, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended March 31, 2025.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of March 31, 2025 and December 31, 2024.

We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. Our cash and cash equivalents consist primarily of cash and money market funds. Our exposure to market risk relating to cash and cash equivalents due to changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. Our marketable securities have had and may in the future have their market value adversely affected due to rises in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that from time to time may be in excess of federally insured limits. Interest bearing and non-interest bearing accounts we hold at banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, some of our cash balances held at banking institutions may be in excess of FDIC coverage. We consider this to be a normal business risk.

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency gains of approximately $17,000 and foreign currency losses of approximately $99,000 for the three months ended March 31, 2025 and 2024, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lantern Pharma Inc.,

A Delaware Corporation

Dated: May 15, 2025	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: May 15, 2025	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

