Form 10-Q
period 2025-06-30
Lantern Pharma Inc.
filed 2025-08-13
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025 the registrant had 10,799,417 shares of common stock, $0.0001 par value per share outstanding.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,061,408	$7,511,079
Marketable securities	9,840,366	16,501,984
Prepaid expenses & other current assets	1,299,016	1,234,566
Total current assets	17,200,790	25,247,629

Property and equipment, net	39,524	47,440
Operating lease right-of-use assets	143,240	239,985
Other assets	36,738	36,738

TOTAL ASSETS	$17,420,292	$25,571,792

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,752,848	$4,140,361
Operating lease liabilities, current	131,515	190,814
Total current liabilities	4,884,363	4,331,175

Operating lease liabilities, net of current portion	13,524	52,843

TOTAL LIABILITIES	4,897,887	4,384,018

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at June 30, 2025 and December 31, 2024; $.0001 par value) (Zero shares issued and outstanding at June 30, 2025 and December 31, 2024)	-	-
Common Stock (25,000,000 authorized at June 30, 2025 and December 31, 2024; $.0001 par value) (10,784,725 shares issued and outstanding at June 30, 2025 and December 31, 2024)	1,078	1,078
Additional paid-in capital	97,366,699	97,058,323
Accumulated other comprehensive income	48,043	153,990
Accumulated deficit	(84,893,415)	(76,025,617)
Total stockholders’ equity	12,522,405	21,187,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,420,292	$25,571,792

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative	$1,583,521	$1,519,724	$3,093,598	$3,000,939
Research and development	3,068,379	3,888,737	6,332,334	8,139,523
Total operating expenses	4,651,900	5,408,461	9,425,932	11,140,462
Loss from operations	(4,651,900)	(5,408,461)	(9,425,932)	(11,140,462)
Interest income	114,745	188,660	264,535	389,610
Other income, net	206,140	260,295	293,599	350,536

NET LOSS	$(4,331,015)	$(4,959,506)	$(8,867,798)	$(10,400,316)

Net loss per share of common shares, basic and diluted	$(0.40)	$(0.46)	$(0.82)	$(0.97)
Weighted-average number of common shares outstanding, basic and diluted	10,784,725	10,758,805	10,784,725	10,750,801

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

NET LOSS	$(4,331,015)	$(4,959,506)	$(8,867,798)	$(10,400,316)

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(468)	26,483	(8,670)	70,429
Unrealized (loss) gain on foreign currency translation	(83,223)	(34,928)	(97,277)	30,446
Other comprehensive (loss) income	(83,691)	(8,445)	(105,947)	100,875
Comprehensive loss	$(4,414,706)	$(4,967,951)	$(8,973,745)	$(10,299,441)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock Number of	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Three and Six Months Ended June 30, 2024
Balance, December 31, 2023	-	$-	10,721,192	$1,072	$96,258,726	$(107,460)	$(55,244,404)	$40,907,934
Common stock issued from warrant exercises	-	-	37,613	4	54,712	-	-	54,716
Stock-based compensation	-	-	-	-	134,057	-	-	134,057
Net loss	-	-	-	-	-	-	(5,440,810)	(5,440,810)
Other comprehensive income	-	-	-	-	-	109,320	-	109,320
Balance, March 31, 2024	-	-	10,758,805	1,076	96,447,495	1,860	(60,685,214)	35,765,217

Stock-based compensation	-	-	-	-	134,171	-	-	134,171
Net loss	-	-	-	-	-	-	(4,959,506)	(4,959,506)
Other comprehensive loss	-	-	-	-	-	(8,445)	-	(8,445)
Balance, June 30, 2024	-	$-	10,758,805	$1,076	$96,581,666	$(6,585)	$(65,644,720)	$30,931,437

	Preferred Stock Number of	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Three and Six Months Ended June 30, 2025
Balance, December 31, 2024	-	$-	10,784,725	$1,078	$97,058,323	$153,990	$(76,025,617)	$21,187,774
Stock-based compensation	-	-	-		147,750	-	-	147,750
Net loss	-	-	-		-	-	(4,536,783)	(4,536,783)
Other comprehensive loss	-	-	-		-	(22,256)	-	(22,256)
Balance, March 31, 2025	-	-	10,784,725	1,078	97,206,073	131,734	(80,562,400)	16,776,485

Stock-based compensation	-	-	-	-	160,626	-	-	160,626
Net loss	-	-	-	-	-	-	(4,331,015)	(4,331,015)
Other comprehensive loss	-	-	-	-	-	(83,691)	-	(83,691)
Balance, June 30, 2025	-	$-	10,784,725	$1,078	$97,366,699	$48,043	$(84,893,415)	$12,522,405

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,867,798)	$(10,400,316)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,075	8,319
Changes in operating right-of-use assets	96,745	83,092
Stock-based compensation	308,376	268,228
Accretion of discounts on available for sale debt securities, net	(132,925)	(93,166)
Foreign currency remeasurement (gain) loss	(129,565)	50,778
Realized gain on available for sale debt securities	(22,634)	(7,088)
Realized loss on equity securities	142,248	-
Unrealized (gain) loss on equity securities	(167,389)	1,799
Changes in assets and liabilities:
Prepaid expenses and other current assets	(62,133)	(12,932)
Accounts payable and accrued expenses	611,731	1,931,888
Operating lease liabilities	(98,618)	(83,617)
Other assets	-	(6,146)
Net cash flows used in operating activities	(8,312,887)	(8,259,161)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,159)	(6,484)
Purchases of marketable securities	(8,440,696)	(14,360,080)
Sales of marketable securities	15,274,344	13,608,333
Net cash flows provided by (used in) investing activities	6,832,489	(758,231)

FINANCING ACTIVITIES
Proceeds from warrant exercises	-	54,716
Net cash flows provided by financing activities	-	54,716

Effect of foreign exchange rates on cash	30,727	1,492

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(1,449,671)	(8,961,184)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,511,079	21,937,749

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,061,408	$12,976,565

Non-cash investing and financing activities
Operating lease right-of-use asset acquired through operating lease liability	$-	$198,405
Removal of operating lease right-of-use assets and related operating lease liabilities upon early termination of leases	-	130,563

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

Note 2. Liquidity and Going Concern

The Company incurred a net loss of approximately $8,868,000 and $10,400,000 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had working capital of approximately $12,316,000. The Company plans to pursue periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. In July 2025, the Company entered into an ATM Sales Agreement, with ThinkEquity, LLC, as sales agent, pursuant to which the Company may offer and sell up to $15,530,000 of its common stock from time to time, in an “at-the-market” offering to or through its sales agent. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2025, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements at least into June 2026. We will need substantial additional funding in the near future, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

The Company’s ability to continue as a going concern is highly contingent on the ability to raise additional capital for ongoing research and development and clinical trials as the Company expects to continue incurring losses for the foreseeable future. The financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company has incurred, and it anticipates it will continue to incur, losses and generate negative operating cash flows and as such will require substantial additional funding in the near future to continue its research and development activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the absence of obtaining substantial additional funding. While the Company plans to pursue periodic capital raises, including potential sales under the ATM Sales Agreement, no assurance can be given that sufficient funding will be available when needed to allow the Company to continue as a going concern.

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

Income Taxes

Due to the Company’s current and prior operating losses, the Company has no corporate income tax liabilities as of June 30, 2025 and December 31, 2024. Because of its history of losses, the Company believes it is more-likely-than-not that all of the Company’s deferred tax assets will not be realized as of June 30, 2025 and December 31, 2024. Therefore, the Company has recorded a full valuation allowance on its deferred tax assets.

On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. Among other things, the legislation reinstates expensing for domestic research and experimental expenditures, imposes new limitations on interest expense deductibility, and expands disallowed deductions for certain employee remuneration. FASB ASC 740 Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the relevant legislation is enacted. The OBBB was passed after the three-month period covered by this Quarterly Report on Form 10-Q and may affect the Company’s gross tax assets and liabilities in future periods. As of the date of this Quarterly Report on Form 10-Q, the Company is continuing to assess the potential impact of the OBBB.

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

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with an original maturity of 3 months or less to be cash equivalents. Cash equivalents at June 30, 2025 and December 31, 2024 were approximately $4,617,000 and $6,619,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s condensed consolidated balance sheets.

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

Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and recorded as a separate component within accumulated other comprehensive income (loss) on the condensed consolidated balance sheets until realized. Interest is reported within interest income on the condensed consolidated statements of operations. We evaluate our available-for-sale debt securities to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The allowance for credit losses is zero at June 30, 2025 and December 31, 2024, and there were no credit losses recorded during the three and six months ended June 30, 2025 and 2024.

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

As described in the 2024 Form 10-K, the Company has previously entered into a work order with Fortrea Inc. (“Fortrea”) to provide contract research organization (CRO) services in connection with the Company’s Phase 2 clinical trial for LP-300. While there has not yet been a formal amendment or contract termination, in July 2025, the Company and Fortrea determined that the CRO services being performed by Fortrea for the LP-300 Phase 2 clinical trial would be transitioned to other service providers.

In addition to the specific agreements described in the 2024 Form 10-K and the Fortrea work order matters described above, the Company has entered into, and will in the future enter into, other research and service provider agreements for the advancement of its product candidates and research and development efforts. The Company expects to pay additional amounts in future periods in connection with existing and future research and service provider agreements.

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the three and six months ended June 30, 2025 and 2024, respectively. These expensed amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations, and also include estimated accruals in connection with the transition of Fortrea’s services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amount Expensed for License, Strategic Alliance, and Research Agreements	$1,133,000	$1,639,000	$2,314,000	$3,741,000

Set forth below at June 30, 2025 and December 31, 2024, respectively, are (1) the approximate amounts accrued and payable under License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying condensed consolidated balance sheets.

	June 30, 2025	December 31, 2024

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$1,382,000	$1,725,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$368,000	$490,000

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate have collaborated on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2023, the term of the Collaboration Agreement was extended to continue until March 31, 2024. The Company is currently evaluating the possibility of further collaborations with Actuate. Certain affiliates of Bios Partners beneficially own greater than 10% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through June 30, 2025, no revenues have been recognized under the Collaboration Agreement.

In August 2024, Actuate announced the closing of its initial public offering (“IPO”), which also included a reverse stock split. Following the reverse stock split and the IPO, the Company holds 13,889 shares of common stock, which can be sold by the Company without restriction in accordance with Rule 144 of the Securities Act of 1933. At June 30, 2025 and December 31, 2024, the Actuate common stock held by the Company had a fair value of approximately $85,000 and $111,000, respectively, which amounts were included in the caption marketable securities on the Company’s condensed consolidated balance sheets.

Note 5. Leases

The following provides balance sheet information related to leases as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Assets
Operating lease, right-of-use asset, net	$143,240	$239,985
Liabilities
Current portion of operating lease liabilities	$131,515	$190,814
Operating lease liabilities, net of current portion	13,524	52,843
Total operating lease liabilities	$145,039	$243,657

At June 30, 2025, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2025 (remaining six months)	$97,057
2026	54,744
Total minimum lease payments	151,801
Less amount representing interest	6,762
Present value of future minimum lease payments	145,039
Less current portion of operating lease liabilities	131,515
Operating lease liabilities, net of current portion	$13,524

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

The following table provides a reconciliation for our operating right-of-use assets and operating lease liabilities:

	Operating	Operating
	Right-of- Use	Lease
	Assets	Liabilities
Balance at December 31, 2024	$239,985	$243,657
Amortizations and reductions	(96,745)	(98,618)
Balance at June 30, 2025	$143,240	$145,039

Other supplemental information related to operating leases is as follows:

	As of June 30,
	2025	2024
Weighted average remaining term of operating leases (in years)	0.89	1.31
Weighted average discount rate of operating leases	9.50%	9.03%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the three and six months ended June 30, 2025 and 2024. In April 2023, the Company entered into a two-year lease for material storage and handling, which the Company is in the process of extending. The lease is cancellable with 45-days’ written notice. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

The components of lease expense were approximately as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$53,000	$45,000	$106,000	$90,000
Short-term lease cost	4,800	4,800	9,600	9,300
	$57,800	$49,800	$115,600	$99,300

During the six months ended June 30, 2025 and 2024, cash used in operating activities associated with operating leases was approximately $108,000 and $91,000, respectively.

Note 6. Stockholders’ Equity

Common Stock

As of June 30, 2025 and December 31, 2024, the Company had 25,000,000 authorized shares of Common Stock, of which 10,784,725 shares were issued and outstanding.

In July 2025, the Company entered into an ATM Sales Agreement, with ThinkEquity, LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell up to $15,530,000 of shares (“Placement Shares”) of its common stock from time to time, in an “at-the-market” offering to or through the Sales agent. The Company will pay the Sales Agent a commission of 3.0% of the aggregate gross proceeds from the sale of the Placement Shares pursuant to the ATM Sales Agreement. The ATM Sales Agreement contains customary representations, warranties and agreements of the Company, conditions to closing, indemnification rights and obligations of the parties, and termination provisions. Through August 12, 2025, the Company has sold a total of 15,185 shares of Common Stock under the ATM Sales Agreement for aggregate gross proceeds of approximately $80,000.

Warrants

There were no warrant exercises during the three months ended June 30, 2025 and 2024, or during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company issued 20,132 shares of common stock relating to the cashless exercise of 79,021 warrants that were expiring. The Company also issued 17,481 shares of common stock for aggregate proceeds of $54,716, relating to the exercise of warrants that were expiring during the six months ended June 30, 2024. During the three and six months ended June 30, 2025, warrants to purchase 70,000 shares expired unexercised, and there are no outstanding warrants as of June 30, 2025.

Options

A summary of stock option activity under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated, during the six months ended June 30, 2025 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2024	1,245,694	$5.72
Cancelled or expired	(5,928)	6.16
Outstanding June 30, 2025	1,239,766	$5.72

Options were exercisable for 1,057,353 shares of common stock at June 30, 2025 at a weighted average exercise price of $5.95 per share.

Stock-based compensation was as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General and administrative	$65,791	$56,051	$139,544	$112,296
Research and development	94,835	78,120	168,832	155,932
Total stock-based compensation	$160,626	$134,171	$308,376	$268,228

Note 7. Marketable Securities

At June 30, 2025, debt and equity securities consisted of the following:

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Government and agency debt securities	$9,951,518	$475	$(453)	$9,951,540
Equity securities				4,505,440
				$14,456,980

Included in cash and cash equivalents				$4,616,614
Included in marketable securities				$9,840,366

The contractual maturities of the Company’s debt securities, including approximately $3,990,000 classified in cash and cash equivalents, are as follows:

As of
June 30, 2025
Due within one year	$9,951,540

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of June 30, 2025
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency debt securities	$3,970,755	$(453)	$-	$-

We do not believe the unrealized losses on debt securities represent credit losses based on our evaluation of available evidence as of June 30, 2025, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of June 30, 2025, our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our money markets, common stock and mutual funds were valued using quoted prices in active markets for identical assets and are classified as Level 1.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of June 30, 2025
Description	Total	Level 1	Level 2	Level 3
Government and agency debt securities	$9,951,540	$-	$9,951,540	$-
Money markets	626,569	626,569	-	-
Mutual funds – fixed income	2,922,809	2,922,809	-	-
Mutual funds – alternative investments	871,200	871,200	-	-
Common stock	84,862	84,862	-	-
	$14,456,980	$4,505,440	$9,951,540	$-

Included in cash and cash equivalents	$4,616,614
Included in marketable securities	$9,840,366

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

	Outstanding at June 30,
	2025	2024
Warrants to purchase common stock	-	81,496
Stock options	1,239,766	1,063,548
	1,239,766	1,145,044

Note 10. Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a condensed consolidated basis. The CODM uses expected research and development study and material costs; cash, cash equivalents and marketable securities balances; operating losses; and budget projections to assess financial performance and allocate resources. During the six months ended June 30, 2025 and 2024, research and development study and material costs, which include clinical trial and product candidate manufacturing costs, were approximately $4,072,000 and $5,848,000, respectively. During the three months ended June 30, 2025 and 2024, research and development study and material costs, which include clinical trial and product candidate manufacturing costs, were approximately $1,946,000 and $2,730,000, respectively. These financial metrics are used by the CODM to make key operating decisions, such as which research and development studies to commence, extend or discontinue. See the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, as well as the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

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

Overview

We are an artificial intelligence (A.I.) focused company dedicated to developing cancer therapies and transforming the cost, pace, and timeline of oncology drug discovery and development. Our development portfolio includes three clinical stage oncology focused product candidates and consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes over 200 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development.

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

We are conducting a targeted phase 2 trial (the Harmonic™ trial) for LP-300 in never smoking patients with advanced non-small cell lung cancer (“NSCLC”) in combination with chemotherapy, under an existing investigational new drug application. Our candidate LP-184 has shown promising in-vitro and in vivo anticancer activity in multiple solid tumor indications (including pancreatic, glioblastoma and triple negative breast cancer), and it is advancing in a Phase 1A clinical trial that is nearing completion. Our candidate LP-284 has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. LP-284 is advancing in a Phase 1A clinical trial.

Our ADC program has also continued to advance. During 2024 and the first half of 2025, we continued to progress the application of our RADR® A.I. platform to advance and refine an A.I. powered module focused on improving the precision, cost and timelines of ADC development for cancer. In 2023, we entered into a research collaboration with Bielefeld University in Germany focused on development of ADCs utilizing cryptophycin as the ADC drug-payload. Cryptophycins are promising antitumor molecules that have demonstrated potency at ultra-low, picomolar, concentrations. In a broad range of preclinical studies, the cryptophycin-ADC synthesized as part of the Bielefeld collaboration demonstrated promising picomolar level potency and anti-tumor activity in multiple solid tumor cell lines, including breast, bladder, colorectal, gastric, pancreatic and ovarian.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $8,868,000 and $10,400,000 for the six months ended June 30, 2025 and 2024, respectively.

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

Components of Our Results of Operations

Revenues

We did not recognize revenues for the three and six-month periods ended June 30, 2025 and 2024.

Expenses

Our research and development expenses by project category for the three and six months ended June 30, 2025 are as follows:

	Three Months	Six Months
	Ended June 30, 2025	Ended June 30, 2025
LP-300	$1,164,748	$2,172,656
LP-184	1,272,370	2,633,833
LP-284	275,957	732,428
LP-100	31,250	60,650
ADC Program	7,999	14,376
RADR® Platform	263,564	517,143
Other	52,491	201,248
Total research and development expenses	$3,068,379	$6,332,334

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

Summary Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative	$1,583,521	$1,519,724	$3,093,598	$3,000,939
Research and development	3,068,379	3,888,737	6,332,334	8,139,523
Total operating expenses	4,651,900	5,408,461	9,425,932	11,140,462
Loss from operations	(4,651,900)	(5,408,461)	(9,425,932)	(11,140,462)
Interest income	114,745	188,660	264,535	389,610
Other income, net	206,140	260,295	293,599	350,536
NET LOSS	$(4,331,015)	$(4,959,506)	$(8,867,798)	$(10,400,316)

Comparison of the Three Months Ended June 30, 2025 and 2024

General and Administrative Expenses

General and administrative expenses increased approximately $64,000, or 4%, from approximately $1,520,000 for the three months ended June 30, 2024 to approximately $1,584,000 for the three months ended June 30, 2025. The increase was primarily attributable to increases in other professional fees of approximately $75,000, increases in patent costs of approximately $29,000, increases in payroll and compensation expenses of approximately $11,000, and increases in corporate insurance expense of approximately $10,000. This was partially offset by decreases in business development expenses of approximately $51,000 and decreases in office and administrative fees of approximately $8,000.

Research and Development Expenses

Research and development expenses decreased approximately $821,000, or 21%, from approximately $3,889,000 for the three months ended June 30, 2024 to approximately $3,068,000 for the three months ended June 30, 2025. The decrease was primarily attributable to decreases in research studies of approximately $777,000, decreases in consulting expenses of approximately $53,000 and decreases in payroll and compensation expenses of approximately $15,000. This was partially offset by increases in licensing expenses of approximately $31,000.

Interest and Other Income, Net

Interest income decreased approximately $74,000, or 39%, from approximately $189,000 for the three months ended June 30, 2024 to approximately $115,000 for the three months ended June 30, 2025. Other income, net decreased approximately $54,000 from a gain of approximately $260,000 for the three months ended June 30, 2024 to a gain of approximately $206,000 for the three months ended June 30, 2025. This decrease was primarily attributable to decreases in dividend income of approximately $156,000, offset in part by increases in foreign currency gains of approximately $64,000, increases in investment income of approximately $32,000, and increases of approximately $6,000 in research and development tax incentives related to our Australia subsidiary.

Comparison of the Six Months Ended June 30, 2025 and 2024

General and Administrative Expenses

General and administrative expenses increased approximately $93,000, or 3%, from approximately $3,001,000 for the six months ended June 30, 2024 to approximately $3,094,000 for the six months ended June 30, 2025. The increase was primarily attributable to increases in other professional fees of approximately $202,000, increases in payroll and compensation expenses of approximately $45,000, increases in corporate insurance expense of approximately $25,000, increases in patent and legal expenses of approximately $17,000, and increases in rent expense of approximately $14,000. This was partially offset by decreases in business development expenses of approximately $188,000 and decreases in travel expenses of approximately $19,000.

Research and Development Expenses

Research and development expenses decreased approximately $1,807,000, or 22%, from approximately $8,140,000 for the six months ended June 30, 2024 to approximately $6,332,000 for the six months ended June 30, 2025. The decrease was primarily attributable to decreases in research studies of approximately $1,789,000, decreases in payroll and compensation expenses of approximately $70,000 and decreases in consulting expenses of approximately $25,000. This was partially offset by increases in licensing expenses of approximately $62,000 and increases in research materials expenses of approximately $14,000.

Interest and Other Income, Net

Interest income decreased approximately $125,000 from approximately $390,000 for the six months ended June 30, 2024 to approximately $265,000 for the six months ended June 30, 2025. Other income, net decreased approximately $57,000 from a gain of approximately $351,000 for the six months ended June 30, 2024 to a gain of approximately $294,000 for the six months ended June 30, 2025. This decrease was primarily attributable to decreases in dividend income of approximately $298,000, which were partially offset by increases of approximately $180,000 in foreign currency gains, and increases in investment income of approximately $59,000.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Six Months ended June 30,
	2025	2024
	(Unaudited)
Net cash flows used in operating activities	$(8,312,887)	$(8,259,161)
Net cash flows provided by (used in) investing activities	6,832,489	(758,231)
Net cash flows provided by financing activities	-	54,716
Effect of foreign exchange rates on cash	30,727	1,492
Net decrease in cash and cash equivalents	$(1,449,671)	$(8,961,184)

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was approximately $8,313,000 compared to approximately $8,259,000 for the six months ended June 30, 2024. The increase in net cash used in operating activities was primarily due to a smaller increase in accounts payable and accrued expenses during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024, resulting in an increased use of cash, and was offset in part by a decrease in the net loss for the six months ended June 30, 2025 compared to the net loss for the six months ended June 30, 2024.

Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities was approximately $6,832,000 compared to $758,000 of net cash used in investing activities for the six months ended June 30, 2024. The increase in cash provided by investing activities is primarily related to an increase in net redemptions of investments in marketable securities during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Financing Activities

No financing activities took place during the six months ended June 30, 2025. Net cash provided by financing activities was approximately $55,000 during the six months ended June 30, 2024, which is attributable to proceeds from warrant exercises.

Operating Capital and Capital Expenditure Requirements

As of June 30, 2025, we had total assets of approximately $17.4 million and working capital of approximately $12.3 million. As of June 30, 2025, our liquidity included approximately $15.9 million of cash, cash equivalents and marketable securities. We plan to pursue periodic capital raises and also plan to apply for grant funding in the future to assist in supporting our capital needs. In July 2025, we entered into an ATM Sales Agreement with ThinkEquity, LLC, as sales agent, pursuant to which we may offer and sell up to $15,530,000 of our common stock from time to time, in an “at-the-market” offering to or through our sales agent. We may also explore the possibility of entering into commercial credit facilities as an additional source of liquidity. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2025, and our anticipated expenditures and capital commitments, will enable us to fund our operating expenses and capital expenditure requirements at least into June 2026. We will need substantial additional funding in the near future, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

Our ability to continue as a going concern is highly contingent on the ability to raise additional capital for ongoing research and development and clinical trials as we expect to continue incurring losses for the foreseeable future. The financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, and do not include any adjustments that may be necessary should we be unable to continue as a going concern. We have incurred, and anticipate we will continue to incur, losses and generate negative operating cash flows and as such will require substantial additional funding in the near future to continue our research and development activities. These factors raise substantial doubt about our ability to continue as a going concern in the absence of obtaining substantial additional funding. While we plan to pursue periodic capital raises, including potential sales under the ATM Sales Agreement, no assurance can be given that sufficient funding will be available when needed to allow us to continue as a going concern.

We expect to incur significant, fluctuating and often increasing operating losses at least for the next several years as we continue our clinical development of LP-300, LP-184 and LP-284, pursue development of our other drug candidates and programs, and seek potential future marketing approval for our drug candidates, which could be several years in the future, if at all. We do not expect to generate revenue, other than possible license and grant revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our existing and planned clinical trials and our expenditures on other research and development activities.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the six months ended June 30, 2025.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of June 30, 2025 and December 31, 2024.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency gains of approximately $130,000 for the six months ended June 30, 2025 and foreign currency losses of approximately $51,000 for the six months ended June 30, 2024 in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented. Inflation could have a greater impact on our future results of operations if it remains at current levels or increases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company we are exempt from the requirements of Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

As a Smaller Reporting Company we are exempted from the requirements of Item 1A.

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 17, 2020

3.2	By-Laws	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed April 16, 2020

3.3	Amendment No. 1 to By-Laws	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 24, 2024

3.4	Amendment No. 2 to By-Laws	Incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed July 29, 2025

10.1	Amendment to Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended	Incorporated by reference from Exhibit A to Registrant’s Definitive Proxy Statement filed April 29, 2024

10.2	ATM Sales Agreement, dated July 3, 2025, by and between Lantern Pharma Inc. and ThinkEquity LLC	Incorporated by reference from Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

101.INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: August 13, 2025	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: August 13, 2025	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

