Form 10-Q
period 2025-09-30
Lantern Pharma Inc.
filed 2025-11-12
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025 the registrant had 11,184,423 shares of common stock, $0.0001 par value per share outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements relating to:

●	our ability to secure sufficient funding and alternative sources of funding to support our existing and proposed preclinical studies and clinical trials;
●	our ability to continue as a going concern in the absence of obtaining substantial additional funding;

●	the potential advantages of our RADR® platform in identifying drug candidates and patient populations that are likely to respond to a drug candidate;
●	our strategic plans to advance the development of any of our drug candidates;

●	our strategic plans to expand the number of data points that our RADR® platform can access and analyze;

●	our research and development efforts of our internal drug discovery and development programs and antibody drug conjugate (ADC) development program and the utilization of our RADR® platform to streamline the drug development process;

●	the initiation, timing, progress, and results of our preclinical studies or clinical trials for any of our drug candidates;

●	our intention to leverage artificial intelligence, machine learning and biomarker data to streamline the drug development process and to identify patient populations that would likely respond to a drug candidate;

●	our plans to discover and develop drug candidates and to maximize their commercial potential by advancing such drug candidates ourselves or in collaboration with others;

●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash, cash equivalents, and marketable securities;

●	our estimates regarding the potential market opportunity for our drug candidates we or any of our collaborators may in the future develop;

●	our anticipated growth strategies and our ability to manage the potential expansion of our business operations effectively;

●	our expectations related to future expenses and expenditures;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

ii

●	our ability to source our needs for skilled labor in the fields of artificial intelligence, genomics, biology, oncology and drug development; and

●	the impact of government laws and regulations on the development and commercialization of our drug candidates and ADC development program.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,389,486	$7,511,079
Marketable securities	3,973,090	16,501,984
Prepaid expenses and other current assets	1,098,429	1,234,566
Total current assets	13,461,005	25,247,629

Property and equipment, net	35,977	47,440
Operating lease right-of-use assets	93,090	239,985
Other assets	36,738	36,738

TOTAL ASSETS	$13,626,810	$25,571,792

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,946,018	$4,140,361
Operating lease liabilities, current	93,954	190,814
Total current liabilities	4,039,972	4,331,175

Operating lease liabilities, net of current portion	-	52,843

TOTAL LIABILITIES	4,039,972	4,384,018

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at September 30, 2025 and December 31, 2024; $.0001 par value) (Zero shares issued and outstanding at September 30, 2025 and December 31, 2024)	-	-
Common Stock (25,000,000 authorized at September 30, 2025 and December 31, 2024; $.0001 par value) (11,040,219 shares and 10,784,725 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	1,104	1,078
Additional paid-in capital	98,616,239	97,058,323
Accumulated other comprehensive income	40,333	153,990
Accumulated deficit	(89,070,838)	(76,025,617)
Total stockholders’ equity	9,586,838	21,187,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,626,810	$25,571,792

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative	$1,912,829	$1,462,930	$5,006,427	$4,463,869
Research and development	2,436,971	3,716,646	8,769,305	11,856,169
Total operating expenses	4,349,800	5,179,576	13,775,732	16,320,038
Loss from operations	(4,349,800)	(5,179,576)	(13,775,732)	(16,320,038)
Interest income	100,921	191,352	365,456	580,962
Other income, net	71,456	482,527	365,055	833,063

NET LOSS	$(4,177,423)	$(4,505,697)	$(13,045,221)	$(14,906,013)

Net loss per share of common shares, basic and diluted	$(0.39)	$(0.42)	$(1.21)	$(1.39)
Weighted-average number of common shares outstanding, basic and diluted	10,833,393	10,763,351	10,801,126	10,755,015

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

NET LOSS	$(4,177,423)	$(4,505,697)	$(13,045,221)	$(14,906,013)

Other comprehensive (loss) income
Unrealized gain (loss) on available-for-sale securities	918	38,057	(7,752)	108,486
Unrealized loss on foreign currency translation	(8,628)	(56,736)	(105,905)	(26,290)
Other comprehensive (loss) income	(7,710)	(18,679)	(113,657)	82,196
Comprehensive loss	$(4,185,133)	$(4,524,376)	$(13,158,878)	$(14,823,817)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock Number of	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Three and Nine Months Ended September 30, 2024
Balance, December 31, 2023	-	$-	10,721,192	$1,072	$96,258,726	$(107,460)	$(55,244,404)	$40,907,934
Common stock issued from warrant exercises	-	-	37,613	4	54,712	-	-	54,716
Stock-based compensation	-	-	-	-	134,057	-	-	134,057
Net loss	-	-	-	-	-	-	(5,440,810)	(5,440,810)
Other comprehensive income	-	-	-	-	-	109,320	-	109,320
Balance, March 31, 2024	-	-	10,758,805	1,076	96,447,495	1,860	(60,685,214)	35,765,217

Stock-based compensation	-	-	-	-	134,171	-	-	134,171
Net loss	-	-	-	-	-	-	(4,959,506)	(4,959,506)
Other comprehensive loss	-	-	-	-	-	(8,445)	-	(8,445)
Balance, June 30, 2024	-	-	10,758,805	1,076	96,581,666	(6,585)	(65,644,720)	30,931,437

Stock-based compensation	-	-	-	-	179,166	-	-	179,166
Common stock issued from warrant exercises	-	-	5,920	-	11,994	-	-	11,994
Issuance of restricted common stock awards	-	-	20,000	2	(2)	-	-	-
Net loss	-	-	-	-	-	-	(4,505,697)	(4,505,697)
Other comprehensive loss	-	-	-	-	-	(18,679)	-	(18,679)
Balance, September 30, 2024	-	$-	10,784,725	$1,078	$96,772,824	$(25,264)	$(70,150,417)	$26,598,221

	Preferred Stock Number of	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Three and Nine Months Ended September 30, 2025
Balance, December 31, 2024	-	$-	10,784,725	$1,078	$97,058,323	$153,990	$(76,025,617)	$21,187,774
Stock-based compensation	-	-	-		147,750	-	-	147,750
Net loss	-	-	-		-	-	(4,536,783)	(4,536,783)
Other comprehensive loss	-	-	-		-	(22,256)	-	(22,256)
Balance, March 31, 2025	-	-	10,784,725	1,078	97,206,073	131,734	(80,562,400)	16,776,485

Stock-based compensation	-	-	-	-	160,626	-	-	160,626
Net loss	-	-	-	-	-	-	(4,331,015)	(4,331,015)
Other comprehensive loss	-	-	-	-	-	(83,691)	-	(83,691)
Balance, June 30, 2025	-	-	10,784,725	1,078	97,366,699	48,043	(84,893,415)	12,522,405

Stock-based compensation	-	-	-	-	143,685	-	-	143,685
Proceeds from the exercise of stock options	-	-	13,050	2	13,440	-	-	13,442
Issuance of common stock for services	-	-	30,000	3	134,097	-	-	134,100
Net proceeds from issuance of common stock, net of issuance costs of $30,722	-	-	212,444	21	958,318	-	-	958,339
Net loss	-	-	-	-	-	-	(4,177,423)	(4,177,423)
Other comprehensive loss	-	-	-	-	-	(7,710)	-	(7,710)
Balance, September 30, 2025	-	$-	11,040,219	$1,104	$98,616,239	$40,333	$(89,070,838)	$9,586,838

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,045,221)	$(14,906,013)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,177	12,708
Non-cash lease adjustments	146,895	126,561
Issuance of restricted stock for services	134,100	-
Stock-based compensation	452,061	447,394
Accretion of discounts on available for sale debt securities, net	(170,940)	(179,673)
Foreign currency remeasurement gain	(138,477)	(27,746)
Realized gain on redemptions of available for sale debt securities	(22,289)	(8,366)
Realized loss on equity securities	214,925	-
Unrealized gain on equity securities	(263,295)	(221,124)
Changes in assets and liabilities:
Prepaid expenses and other current assets	139,090	155,282
Accounts payable and accrued expenses	(195,190)	898,560
Operating lease liabilities	(149,703)	(128,128)
Other assets	-	(10,869)
Net cash flows used in operating activities	(12,884,867)	(13,841,414)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,714)	(9,512)
Purchases of marketable securities	(10,517,490)	(17,476,707)
Redemptions of marketable securities	23,280,231	17,408,333
Net cash flows provided by (used in) investing activities	12,761,027	(77,886)

FINANCING ACTIVITIES
Net proceeds from the issuance of common stock, net of issuance costs of $30,722	958,339	-
Proceeds from option exercises	13,442	-
Proceeds from warrant exercises	-	66,710
Net cash flows provided by financing activities	971,781	66,710

Effect of foreign exchange rates on cash	30,466	17,660

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	878,407	(13,834,930)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,511,079	21,937,749

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,389,486	$8,102,819

Non-cash investing and financing activities:
Operating lease right-of-use asset acquired through operating lease liability	$-	$348,623
Removal of operating lease right-of-use assets and related operating lease liabilities upon early termination of leases	-	163,722

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR® platform. This now includes three lead drug candidates and an Antibody Drug Conjugate (ADC) program directed towards 11 disclosed therapeutic targets:

●	LP-300 (Tavocept), which we are advancing in a Phase 2 clinical trial, the Harmonic™ trial, focused on never smokers with advanced non-small cell lung cancer;

●	LP-184, which has potential for treatment of solid tumors including breast, pancreatic, bladder, and lung cancers, and glioblastoma and other CNS cancers. We recently completed enrollment in a Phase 1a clinical trial for LP-184. Following the formation of Starlight, the Company now refers to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”;

●	LP-284, the stereoisomer (enantiomer) of LP-184, is advancing in a Phase 1 clinical trial, and has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184; and

●	Our ADC program is focused on developing highly specific ADCs with highly potent drug payloads.

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

Note 2. Liquidity and Going Concern

The Company incurred a net loss of approximately $13,045,000 and $14,906,000 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had working capital of approximately $9,421,000. The Company plans to pursue periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. In July 2025, the Company entered into an ATM Sales Agreement (“ATM”), with ThinkEquity LLC (“ThinkEquity”), as sales agent, pursuant to which the Company may offer and sell up to $15,530,000 of its common stock from time to time, in “at-the-market” offerings to or through its sales agent. During the quarter ended September 30, 2025, we sold 212,444 shares of common stock under the ATM for the gross proceeds of $989,061 and paid ThinkEquity $29,672 of commissions. Between October 1, 2025 and the date of this report, we have sold an additional 144,204 shares of common stock under the ATM for the gross proceeds of $634,333 and paid ThinkEquity $19,030 of commissions. We may also explore the possibility of additional manners of offering our equity securities and entering into commercial credit facilities as an additional source of liquidity. We believe that our cash, cash equivalents, and marketable securities on hand as of the date of this report will enable us to fund our anticipated operating expenses and capital expenditure requirements until at least approximately late June 2026 to mid August 2026. We will need substantial additional funding in the near future, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

The Company’s ability to continue as a going concern is highly contingent on the ability to raise additional capital for ongoing research and development and clinical trials as the Company expects to continue incurring losses for the foreseeable future. The financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company has incurred, and it anticipates it will continue to incur, losses and generate negative operating cash flows and as such will require substantial additional funding in the near future to continue its research and development activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the absence of obtaining substantial additional funding. While the Company plans to pursue periodic capital raises, including additional potential sales under the ATM, no assurance can be given that sufficient funding will be available when needed to allow the Company to continue as a going concern.

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

Income Taxes

Due to the Company’s current and prior operating losses, the Company has no corporate income tax liabilities as of September 30, 2025 and December 31, 2024. Because of its history of losses, the Company believes it is more-likely-than-not that all of the Company’s deferred tax assets will not be realized as of September 30, 2025 and December 31, 2024. Therefore, the Company has recorded a full valuation allowance on its deferred tax assets.

On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. Among other things, the legislation reinstates expensing for domestic research and experimental expenditures, imposes new limitations on interest expense deductibility, and expands disallowed deductions for certain employee remuneration. FASB ASC 740 Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the relevant legislation is enacted. The OBBB may affect the Company’s gross tax assets and liabilities in future periods. The Company accounted for the tax effects of the legislation in the period of enactment, which was the three months ended September 30, 2025, and concluded the impact was not material.

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

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with an original maturity of 3 months or less to be cash equivalents. Cash equivalents at September 30, 2025 and December 31, 2024 were approximately $6,283,000 and $6,619,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s condensed consolidated balance sheets.

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

Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and recorded as a separate component within accumulated other comprehensive income (loss) on the condensed consolidated balance sheets until realized. Interest is reported within interest income on the condensed consolidated statements of operations. We evaluate our available-for-sale debt securities to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The allowance for credit losses is zero at September 30, 2025 and December 31, 2024, and there were no credit losses recorded during the three and nine months ended September 30, 2025 and 2024.

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

As described in the 2024 Form 10-K, the Company previously entered into a work order with Fortrea Inc. (“Fortrea”) to provide contract research organization (CRO) services in connection with the Company’s Phase 2 clinical trial for LP-300. While there has not yet been a formal amendment or contract termination, in July 2025, the Company and Fortrea determined that the CRO services being performed by Fortrea for the LP-300 Phase 2 clinical trial would be transitioned to other service providers.

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

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the three and nine months ended September 30, 2025 and 2024, respectively. These expensed amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations, and also include estimated accruals in connection with the transition of Fortrea’s services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amount Expensed for License, Strategic Alliance, and Research Agreements	$553,000	$1,657,000	$2,867,000	$5,399,000

Set forth below at September 30, 2025 and December 31, 2024, respectively, are (1) the approximate amounts accrued and payable under License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying condensed consolidated balance sheets.

	September 30, 2025	December 31, 2024

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$886,000	$1,725,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$225,000	$490,000

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate have collaborated on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2023, the term of the Collaboration Agreement was extended to continue until March 31, 2024. Certain affiliates of Bios Partners beneficially own greater than 10% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through September 30, 2025, no revenues have been recognized under the Collaboration Agreement.

In August 2024, Actuate announced the closing of its initial public offering (“IPO”), which also included a reverse stock split. Following the reverse stock split and the IPO, the Company holds 13,889 shares of common stock, which can be sold by the Company without restriction in accordance with Rule 144 of the Securities Act of 1933. At September 30, 2025 and December 31, 2024, the Actuate common stock held by the Company had a fair value of approximately $93,000 and $111,000, respectively, which amounts were included in the caption marketable securities on the Company’s condensed consolidated balance sheets.

Note 5. Leases

The following provides balance sheet information related to leases as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Assets
Operating lease, right-of-use asset, net	$93,090	$239,985
Liabilities
Current portion of operating lease liabilities	$93,954	$190,814
Operating lease liabilities, net of current portion	-	52,843
Total operating lease liabilities	$93,954	$243,657

At September 30, 2025, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2025 (remaining three months)	$42,929
2026	54,744
Total minimum lease payments	97,673
Less amount representing interest	3,719
Present value of future minimum lease payments	93,954
Less current portion of operating lease liabilities	93,954
Operating lease liabilities, net of current portion	$-

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

In January 2023, the Company also entered into two new leases in the Dallas area that commenced in March 2023 and May 2023, respectively (“Legacy West Leases”). Effective April 30, 2024, the Legacy West Leases were terminated in conjunction with a new lease with the same landlord. The new lease began May 1, 2024 for a period of 19 months, requires payments of approximately $11,200 per month, and is subject to automatic renewal on a month-to-month basis unless the Company provides three-months written notice to the landlord. The exercise of lease renewal options is at the Company’s sole discretion and is assessed as to whether to include any renewals in the lease term at inception. In September 2025, the Company signed a 12-month lease with the same landlord for a new space that requires monthly payments of $5,950 and commences on December 1, 2025, after the existing lease ends.

The following table provides a reconciliation for our operating right-of-use assets and operating lease liabilities:

	Operating	Operating
	Right-of- Use	Lease
	Assets	Liabilities
Balance at December 31, 2024	$239,985	$243,657
Amortizations and reductions	(146,895)	(149,703)
Balance at September 30, 2025	$93,090	$93,954

Other supplemental information related to operating leases is as follows:

	As of September 30,
	2025	2024
Weighted average remaining term of operating leases (in years)	0.74	1.54
Weighted average discount rate of operating leases	9.50%	9.50%

The Company also leased office space in Dallas, Texas under month-to-month lease arrangements during the three and nine months ended September 30, 2025 and 2024. In April 2023, the Company entered into a two-year lease for material storage and handling. In October 2025, the Company extended this lease to continue through September 2026. The lease is cancellable with 45-days’ written notice. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

The components of lease expense were approximately as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$54,000	$48,300	$160,000	$138,300
Short-term lease cost	4,200	4,800	13,800	14,100
	$58,200	$53,100	$173,800	$152,400

During the nine months ended September 30, 2025 and 2024, cash used in operating activities associated with operating leases was approximately $162,000 and $140,000, respectively.

Note 6. Stockholders’ Equity

Common Stock

During the three and nine months ended September 30, 2025, the Company issued and expensed 30,000 shares of common stock with a fair value of approximately $134,000. These shares were issued outside of the Company’s Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan (“Lantern Pharma Inc. 2018 Equity Incentive Plan”).

During the nine months ended September 30, 2024, the Company issued 20,000 shares of restricted common stock to a consultant with a grant date fair value of approximately $81,000. The restricted shares vested on October 4, 2024. No expense was recorded related to these shares during the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2025, 13,050 options were exercised for 13,050 shares of common stock at a price of $1.03 per share resulting in cash receipts of $13,442. No options were exercised during the three and nine months ended September 30, 2024.

In July 2025, the Company entered into the ATM, with ThinkEquity, pursuant to which the Company may offer and sell up to $15,530,000 of shares (“Placement Shares”) of its common stock from time to time, in an “at-the-market” offering to or through ThinkEquity. The Company pays ThinkEquity a commission of 3.0% of the aggregate gross proceeds from the sale of the Placement Shares pursuant to the ATM. The ATM contains customary representations, warranties and agreements of the Company, conditions to closing, indemnification rights and obligations of the parties, and termination provisions. The Company issued 212,444 shares of common stock to ThinkEquity during the three and nine months ended September 30, 2025, resulting in aggregate proceeds of $958,339, after commissions and transaction costs of $30,722.

As of September 30, 2025 and December 31, 2024, the Company had 25,000,000 authorized shares of Common Stock, of which 11,040,219 and 10,784,725 shares, respectively, were issued and outstanding.

Warrants

At September 30, 2025 and December 31, 2024, there were zero and 70,000 warrants outstanding, respectively. During the nine months ended September 30, 2025, warrants to purchase 70,000 shares expired unexercised. There were no warrant issuances or exercises during the three and nine months ended September 30, 2025.

During the three months ended September 30, 2024, the Company issued 2,088 shares of common stock relating to the cashless exercise of warrants to purchase 7,664 shares of common stock. During the nine months ended September 30, 2024, the Company issued 22,220 shares of common stock relating to the cashless exercise of warrants to purchase 86,685 shares of common stock. During the three months ended September 30, 2024, the Company issued 3,832 shares of common stock for aggregate proceeds of $11,994 relating to the exercise of warrants that were expiring. During the nine months ended September 30, 2024, the Company issued 21,313 shares of common stock for aggregate proceeds of $66,710 relating to the exercise of warrants that were expiring.

Options

On September 19, 2025 (the “Effective Date”), the Company’s stockholders approved a one-time stock option repricing (the “Option Repricing”) for certain previously granted and still outstanding options held by the Company’s employees and directors. Pursuant to the Option Repricing, stock options granted under the Lantern Pharma Inc. 2018 Equity Incentive Plan between June 15, 2020 and November 4, 2021 with an exercise price between $10.21 and $15.21 per share, were repriced to $5.04 per share, which was calculated as 125% of the Company’s average daily volume weighted average price as reported by Nasdaq Stock Market, measured over the 10 trading days ending and including the date the option repricing was approved by the Board of Directors (July 24, 2025).

Under the terms of the Option Repricing, a repriced option will only be exercisable at its original exercise price if, prior to the one-year anniversary of the Effective Date, (a) the option holder’s employment or service is terminated by the Company or by the option holder, or (b) the option is exercised. The repriced options otherwise retained their existing terms and conditions as set forth in the Lantern Pharma Inc. 2018 Equity Incentive Plan. The Option Repricing resulted in approximately $285,200 of incremental stock compensation expense, which was calculated using the Black-Scholes option-pricing model.

During the three and nine months ended September 30, 2025, the Company recognized incremental compensation cost of approximately $8,700 relating to the Option Repricing. At September 30, 2025, there was approximately $276,500 of unrecognized stock-based compensation expense, which is expected to be recognized on a straight-line basis over the remaining period between September 30, 2025 and the one-year anniversary of the date the Option Repricing was approved by the Company’s stockholders. The incremental cost is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

A summary of stock option activity under the Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated, during the nine months ended September 30, 2025 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2024	1,245,694	$5.72
Granted	5,000	4.46
Exercised	(13,050)	1.03
Cancelled or expired	(18,816)	7.28
Outstanding September 30, 2025	1,218,828	$5.74

Options were exercisable for 1,071,082 shares of common stock at September 30, 2025 at a weighted average exercise price of $5.93 per share. The intrinsic value of options outstanding and exercisable at September 30, 2025 was approximately $1,554,000 and $1,531,000, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2025 was approximately $45,000.

Stock-based compensation relating to stock options was as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative	$65,115	$86,786	$204,659	$199,082
Research and development	78,570	92,380	247,402	248,312
Total stock-based compensation	$143,685	$179,166	$452,061	$447,394

Note 7. Marketable Securities

At September 30, 2025, debt and equity securities consisted of the following:

	Amortized	Unrealized	Aggregate
	Cost	Gains	Fair Value
Government and agency debt securities	$7,181,562	$940	$7,182,502
Equity securities			2,887,571
			$10,070,073

Included in cash and cash equivalents			$6,096,983
Included in marketable securities			$3,973,090

The contractual maturities of the Company’s debt securities, including approximately $5,682,000 classified in cash and cash equivalents, are as follows:

As of
September 30, 2025
Due within one year	$7,182,502

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of September 30, 2025, our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our money markets, common stock and mutual funds were valued using quoted prices in active markets for identical assets and are classified as Level 1.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Government and agency debt securities	$7,182,502	$-	$7,182,502	$-
Money markets	415,126	415,126	-	-
Mutual funds – fixed income	1,529,648	1,529,648	-	-
Mutual funds – alternative investments	849,880	849,880	-	-
Common stock	92,917	92,917	-	-
	$10,070,073	$2,887,571	$7,182,502	$-

Included in cash and cash equivalents	$6,096,983
Included in marketable securities	$3,973,090

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

	Outstanding at September 30,
	2025	2024
Warrants to purchase common stock	-	70,000
Unvested restricted shares of common stock	-	20,000
Stock options	1,218,828	1,274,546
	1,218,828	1,364,546

Note 10. Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a condensed consolidated basis. The CODM uses expected research and development study and material costs; cash, cash equivalents and marketable securities balances; operating losses; and budget projections to assess financial performance and allocate resources. During the nine months ended September 30, 2025 and 2024, research and development study and material costs, which include clinical trial and product candidate manufacturing costs, were approximately $5,515,000 and $8,323,000, respectively. During the three months ended September 30, 2025 and 2024, research and development study and material costs, which include clinical trial and product candidate manufacturing costs, were approximately $1,443,000 and $2,475,000, respectively. These financial metrics are used by the CODM to make key operating decisions, such as which research and development studies to commence, extend or discontinue. See the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, as well as the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

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

We are conducting a targeted phase 2 trial (the Harmonic™ trial) for LP-300 in never smoking patients with advanced non-small cell lung cancer (“NSCLC”) in combination with chemotherapy, under an existing investigational new drug application. Our candidate LP-184 has shown promising in-vitro and in vivo anticancer activity in multiple solid tumor indications (including pancreatic, lung, bladder, glioblastoma and triple negative breast cancer), and enrollment was recently completed in a Phase 1a clinical trial for LP-184. Based on the results and insights from the LP-184 Phase 1a clinical trial, we are advancing and optimizing development plans for multiple future LP-184 clinical studies. Our candidate LP-284 has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. LP-284 is advancing in a Phase 1A clinical trial.

Our ADC program has also continued to advance. During 2024 and in 2025, we continued to apply our RADR® A.I. platform to advance and refine an A.I. powered module focused on improving the precision, cost and timelines of ADC development for cancer. In 2023, we entered into a research collaboration with Bielefeld University in Germany focused on development of ADCs utilizing cryptophycin as the ADC drug-payload. Cryptophycins are promising antitumor molecules that have demonstrated potency at ultra-low, picomolar, concentrations. In a broad range of preclinical studies, the cryptophycin-ADC synthesized as part of the Bielefeld collaboration demonstrated promising picomolar level potency and anti-tumor activity in multiple solid tumor cell lines, including breast, bladder, colorectal, gastric, pancreatic and ovarian.

In addition to our lead drug candidates and ADC program, we also have an additional drug candidate, LP-100, that we believe has potential for future development in combination with the class of anticancer agents known as PARP inhibitors (PARPi). For LP-100, as well as our lead drug candidate LP-300, we have leveraged data from prior preclinical studies and clinical trials, along with insights generated from our A.I. platform, to target the types of tumors and patient groups we believe will be most responsive to the drug. Both LP-100 and LP-300 showed promise in important patient subgroups, but failed pivotal Phase 3 trials when the overall results did not meet the predefined clinical endpoints. We believe that this was due to a lack of biomarker-driven patient stratification.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $13,050,000 and $14,906,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Components of Our Results of Operations

Revenues

We did not recognize revenues for the three and nine-month periods ended September 30, 2025 and 2024.

Expenses

Our research and development expenses by project category for the three and nine months ended September 30, 2025 are as follows:

	Three Months	Nine Months
	Ended September 30, 2025	Ended September 30, 2025
LP-300	$1,020,079	$3,192,736
LP-184	798,986	3,420,893
LP-284	221,221	965,575
LP-100	32,661	93,311
ADC Program	748	15,124
RADR® Platform	284,657	801,800
Other	78,619	279,866
Total research and development expenses	$2,436,971	$8,769,305

We expect that our research and development expenses will fluctuate from quarter to quarter and year to year. We expect that our research and development expenses will increase substantially over time, based on the progress of our clinical trials for LP-300, LP-184 and LP-284, and other programs and drug candidates. We expect to make substantial expenditures associated with research and service provider agreements for the advancement of our drug candidates and research and development efforts.

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

Summary Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative	$1,912,829	$1,462,930	$5,006,427	$4,463,869
Research and development	2,436,971	3,716,646	8,769,305	11,856,169
Total operating expenses	4,349,800	5,179,576	13,775,732	16,320,038
Loss from operations	(4,349,800)	(5,179,576)	(13,775,732)	(16,320,038)
Interest income	100,921	191,352	365,456	580,962
Other income, net	71,456	482,527	365,055	833,063
NET LOSS	$(4,177,423)	$(4,505,697)	$(13,045,221)	$(14,906,013)

Comparison of the Three Months Ended September 30, 2025 and 2024

General and Administrative Expenses

General and administrative expenses increased approximately $450,000, or 31%, from approximately $1,463,000 for the three months ended September 30, 2024 to approximately $1,913,000 for the three months ended September 30, 2025. The increase was primarily attributable to increases in business development and investor relations expenditures of approximately $321,000, increases in other professional fees of approximately $57,000, increases in patent costs of approximately $37,000, increases in payroll and compensation expenses of approximately $21,000, and increases in office and administrative costs of approximately $14,000.

Research and Development Expenses

Research and development expenses decreased approximately $1,280,000, or 34%, from approximately $3,717,000 for the three months ended September 30, 2024 to approximately $2,437,000 for the three months ended September 30, 2025. The decrease was primarily attributable to decreases in research studies and materials of approximately $1,032,000 relating to the conduct and support of clinical trials, decreases in consulting expenses of approximately $55,000 and decreases in payroll and compensation expenses of approximately $224,000. This was partially offset by increases in licensing expenses of approximately $31,000.

Interest and Other Income, Net

Interest income decreased approximately $90,000, or 47%, from approximately $191,000 for the three months ended September 30, 2024 to approximately $101,000 for the three months ended September 30, 2025. Other income, net decreased approximately $412,000 from a gain of approximately $483,000 for the three months ended September 30, 2024 to a gain of approximately $71,000 for the three months ended September 30, 2025. This decrease was primarily attributable to decreases in dividend income and other investment income of approximately $134,000 and $201,000, respectively, as well as declines in foreign currency gains of approximately $70,000 and declines in research and development tax incentives related to our Australia subsidiary of approximately $7,000.

Comparison of the Nine Months Ended September 30, 2025 and 2024

General and Administrative Expenses

General and administrative expenses increased approximately $542,000, or 12%, from approximately $4,464,000 for the nine months ended September 30, 2024 to approximately $5,006,000 for the nine months ended September 30, 2025. The increase was primarily attributable to increases in other professional fees of approximately $259,000, increases in office and administrative expenses of approximately $132,000, increases in payroll and compensation expenses of approximately $66,000, increases in patent and legal expenses of approximately $54,000, increases in corporate insurance expenses of approximately $35,000, rent expense increases of approximately $19,000, and increases in office and administrative expenses of approximately $18,000. These increases were offset, in part, by declines in travel costs of approximately $29,000 and decreases in state and local taxes of approximately $12,000.

Research and Development Expenses

Research and development expenses decreased approximately $3,087,000, or 26%, from approximately $11,856,000 for the nine months ended September 30, 2024 to approximately $8,769,000 for the nine months ended September 30, 2025. The decrease was primarily attributable to decreases in research studies of approximately $2,808,000 relating to the conduct and support of clinical trials, decreases in payroll and compensation expenses of approximately $294,000 and decreases in consulting expenses of approximately $79,000. This was partially offset by increases in licensing expenses of approximately $94,000.

Interest and Other Income, Net

Interest income decreased approximately $216,000 from approximately $581,000 for the nine months ended September 30, 2024 to approximately $365,000 for the nine months ended September 30, 2025. Other income, net decreased approximately $468,000 from a gain of approximately $833,000 for the nine months ended September 30, 2024 to a gain of approximately $365,000 for the nine months ended September 30, 2025. This decrease was primarily attributable to decreases in dividend income and investment income of approximately $431,000 and $142,000, respectively, as well declines in research and development tax incentives related to our Australia subsidiary of approximately $6,000. These declines were partially offset by an increase of approximately $111,000 in foreign currency gains.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Net cash flows used in operating activities	$(12,884,867)	$(13,841,414)
Net cash flows provided by (used in) investing activities	12,761,027	(77,886)
Net cash flows provided by financing activities	971,781	66,710
Effect of foreign exchange rates on cash	30,466	17,660
Net increase (decrease) in cash and cash equivalents	$878,407	$(13,834,930)

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was approximately $12,885,000 compared to approximately $13,841,000 for the nine months ended September 30, 2024. The primary cause of the reduction in cash used is a decrease in net loss of approximately $1,861,000 during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. This reduction in cash flow uses was offset, in part, by a decrease in accounts payable and accrued expenses of approximately $195,000 during the nine months ended September 30, 2025, which increased the use of cash, compared to an increase in accounts payable and accrued expenses of approximately $899,000 during the nine months ended September 30, 2024.

Investing Activities

For the nine months ended September 30, 2025, net cash provided by investing activities was approximately $12,761,000 compared to $78,000 of net cash used in investing activities for the nine months ended September 30, 2024. The increase in cash provided by investing activities is primarily related to an increase in net redemptions of investments in marketable securities during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Financing Activities

Net cash provided by financing activities was approximately $972,000 during the nine months ended September 30, 2025 compared to $67,000 during the nine months ended September 30, 2024. The increase in cash provided by financing activities is primarily related to the issuance of common stock through our ATM Sales Agreement with ThinkEquity LLC during the nine months ended September 30, 2025.

Operating Capital and Capital Expenditure Requirements

As of September 30, 2025, we had total assets of approximately $13.6 million and working capital of approximately $9.4 million. As of September 30, 2025, our liquidity included approximately $12.4 million of cash, cash equivalents and marketable securities. We plan to pursue periodic capital raises and also plan to apply for grant funding in the future to assist in supporting our capital needs. In July 2025, we entered into the ATM with ThinkEquity, as sales agent, pursuant to which we may offer and sell up to $15,530,000 of our common stock from time to time, in “at-the-market” offerings to or through our sales agent. During the quarter ended September 30, 2025, we sold 212,444 shares of common stock under the ATM for the gross proceeds of $989,061 and paid ThinkEquity $29,672 of commissions. Between October 1, 2025 and the date of this report, we have sold an additional 144,204 shares of common stock under the ATM for the gross proceeds of $634,333 and paid ThinkEquity $19,030 of commissions. We may also explore the possibility of additional manners of offering our equity securities and entering into commercial credit facilities as an additional source of liquidity. We believe that our cash, cash equivalents, and marketable securities on hand as of the date of this report will enable us to fund our anticipated operating expenses and capital expenditure requirements until at least approximately late June 2026 to mid August 2026. We will need substantial additional funding in the near future, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

Our ability to continue as a going concern is highly contingent on the ability to raise additional capital for ongoing research and development and clinical trials as we expect to continue incurring losses for the foreseeable future. The financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, and do not include any adjustments that may be necessary should we be unable to continue as a going concern. We have incurred, and anticipate we will continue to incur, losses and generate negative operating cash flows and as such will require substantial additional funding in the near future to continue our research and development activities. These factors raise substantial doubt about our ability to continue as a going concern in the absence of obtaining substantial additional funding. While we plan to pursue periodic capital raises, including additional potential sales under the ATM, no assurance can be given that sufficient funding will be available when needed to allow us to continue as a going concern.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the nine months ended September 30, 2025.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of September 30, 2025 and December 31, 2024.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency gains of approximately $138,000 and $28,000 for the nine months ended September 30, 2025 and 2024, respectively in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2025, the Company issued 30,000 shares of common stock to a consultant in exchange for services having a fair value of approximately $134,000. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), set forth at Section 4(a)(2) of the Act.

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

Lantern Pharma Inc.,

A Delaware Corporation

Dated: November 12, 2025	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: November 12, 2025	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

