Form 10-K
period 2025-12-31
Lantern Pharma Inc.
filed 2026-03-30
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $33,935,133.

As of March 13, 2026, the registrant had 11,254,697 shares of common stock, $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2025 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements relating to:

●	The existence of substantial doubt regarding our ability to continue as a going concern in the absence of obtaining substantial additional funding;

●	our ability to secure sufficient funding and alternative sources of funding to support our existing and proposed preclinical studies and clinical trials;

●	the potential advantages of our RADR® platform in identifying drug candidates and patient populations that are likely to respond to a drug candidate;

●	our strategic plans to advance the development of any of our drug candidates;

●	our strategic plans to expand the number of data points that our RADR® platform can access and analyze;

●	our research and development efforts of our internal drug discovery and development programs and antibody drug conjugate (ADC) development program and the utilization of our RADR® platform to streamline the drug development process;

●	the initiation, timing, progress, and results of our preclinical studies or clinical trials for any of our drug candidates;

●	our intention to leverage artificial intelligence, machine learning and biomarker data to streamline the drug development process and to identify patient populations that would likely respond to a drug candidate;

●	our plans to discover and develop drug candidates and to maximize their commercial potential by advancing such drug candidates ourselves or in collaboration with others;

●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash and cash equivalents;

●	our ability to secure sufficient funding and alternative sources of funding to support our existing and proposed preclinical studies and clinical trials;

●	our estimates regarding the potential market opportunity for our drug candidates we or any of our collaborators may in the future develop;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our expectations related to future expenses and expenditures;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our ability to source our needs for skilled labor in the fields of artificial intelligence, genomics, biology, oncology and drug development; and

●	the impact of government laws and regulations on the development and commercialization of our drug candidates and ADC development program.

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

v

PART I

Item 1. Business

Overview

We are an artificial intelligence (A.I.) focused company dedicated to developing cancer therapies and transforming the cost, pace, and timeline of oncology drug discovery and development. Our development portfolio includes three clinical stage oncology focused product candidates and consists of small molecules that others have tried, but failed, to develop into an approved commercialized drug, as well as new compounds that we are developing with the assistance of our proprietary A.I. platform and our biomarker driven approach. Our A.I. platform, known as RADR®, currently includes more than 200 billion data points, and uses big data analytics (combining molecular data, drug efficacy data, data from historical studies, data from scientific literature, phenotypic data from trials and publications, and mechanistic pathway data) and machine learning to rapidly uncover biologically relevant genomic signatures correlated to drug response, and then identify the cancer patients that we believe may benefit most from our compounds. This data-driven, genomically-targeted and biomarker-driven approach allows us to pursue a transformational drug development strategy that identifies, rescues or develops, and advances potential small molecule drug candidates at what we believe is a fraction of the time and cost associated with traditional cancer drug development. On average, our newly developed drug programs have been advanced from initial A.I. insights to first-in-human clinical trials in 2-3 years and at approximately $1.0-$2.5 million per program.

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

In January 2026, we introduced withZeta.ai — a generative AI platform purpose-built to empower researchers and clinicians to accelerate rare cancer research and drug development, dramatically improve research quality, and reduce R&D costs. withZeta’s multi-agentic architecture combines intelligent orchestration using a combination of proprietary knowledge bases and publicly available data with autonomous task completion to deliver a true “co-scientist” experience — one that brings the collective insight of thousands of domain experts, millions of publications, and billions of data points to address some of oncology’s most difficult challenges and disease subtypes.

In 2025, the FDA cleared two new Phase 1b/2 investigational new drug (IND) applications for LP-184, further expanding our clinical pipeline opportunities. The first planned LP-184 Phase 1b/2 trial is positioned to evaluate LP-184 in recurrent triple negative breast cancer (TNBC) patients as both a monotherapy and in combination with the PARP inhibitor olaparib. The second planned LP-184 Phase 1b/2 trial is positioned to evaluate LP-184 in a biomarker-defined population of non-small cell lung cancer (NSCLC) patients harboring KEAP1 and/or STK11 mutations with low PD-L1 expression, in combination with the immune checkpoint inhibitors nivolumab and ipilimumab — a population with high unmet clinical need and a market opportunity estimated to exceed $2 billion annually. Additionally, LP-184 has received FDA Fast Track Designations for GBM and TNBC, as well as multiple Orphan Drug and Rare Pediatric Disease Designations across various solid tumor indications.

Our strategy is to both develop new drug candidates using our RADR® platform and other machine learning driven methodologies, and to pursue the development of drug candidates that have undergone previous clinical trial testing or that may have been halted in development or deprioritized because of insufficient clinical trial efficacy or for strategic reasons by the owner or development team responsible for the compound. Importantly, these historical drug candidates appear to have been well-tolerated in many instances, and often have considerable data from previous toxicity, tolerability and ADME studies that have been completed. Our dual approach to both develop de-novo, biomarker-guided drug candidates and “rescue” historical drug candidates by leveraging A.I., recent advances in genomics, computational biology and cloud computing is emblematic of a new era in drug development that is being driven by data-intensive approaches meant to de-risk development and accelerate the clinical trial process. In this context, we are working to create a diverse portfolio of oncology drug candidates for further development towards regulatory and marketing approval with the objective of establishing a leading A.I. driven, methodology for treating the right patient with the right oncology therapy.

A key component of our strategy is to target specific cancer patient populations and treatment indications identified by leveraging our RADR® platform, a proprietary A.I. enabled engine created and owned by us. Our RADR® platform has grown to encompass more than 200 billion oncology-focused data points across proprietary, collaborative, and public sources, and employs a library of 200+ advanced machine learning algorithms. During 2025, we have continued to expand the RADR® platform with several significant new modules, including: (i) an AI-powered ADC development module that identifies targets, payloads, and tumor selectivity using a multiomic approach; (ii) a combination regimen module trained on 221 clinical trials to predict the activity and efficacy of DNA-damaging agent and DNA repair inhibitor combinations; and (iii) a blood-brain barrier (BBB) permeability prediction model that can process up to 100,000 molecules per hour, for which a PCT patent application has been published with a favorable search report indicating no significant prior art. Lantern’s BBB prediction algorithms currently hold five of the top ten positions on the Therapeutic Data Commons (TDC) Leaderboard. We plan to commercially release select RADR® AI modules to the broader research and drug development community to foster collaborative, open-source innovation in oncology.

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

We are conducting a targeted phase 2 trial (the Harmonic™ trial) for LP-300 in never smoking patients with advanced non-small cell lung cancer (“NSCLC”) in combination with chemotherapy, under an existing investigational new drug application. Our candidate LP-184 has shown promising in-vitro and in vivo anticancer activity in multiple solid tumor indications (including pancreatic, lung, bladder, glioblastoma and triple negative breast cancer), and enrollment has now been completed in a Phase 1a clinical trial for LP-184. Based on the results and insights from the LP-184 Phase 1a clinical trial, we are advancing and optimizing development plans for multiple future LP-184 clinical studies. Our candidate LP-284 has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. LP-284 is advancing in a Phase 1A clinical trial.

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

In addition, in 2026 we plan to introduce our proprietary artificial intelligence (AI) platforms and related technologies as a potential source of revenue. This initiative is intended to leverage our existing AI infrastructure, technologies and drug development expertise to create new opportunities in precision oncology and translational research support. We expect to evaluate multiple partnership and commercialization models as our platforms advance and approach market readiness through both subscriptions, access and services for biopharma companies, researchers, drug developers, and other users.

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

As of March 1, 2026, we own or control over 200 active patents and patent applications across 20 patent families whose claims are directed to our drug candidates and what we plan to do with our drug candidates. We have in-licensed or acquired patents and patent applications from AF Chemicals and BioNumerik Pharmaceuticals that are directed to the compounds LP-184, LP-284, LP-100 and LP-300, and methods of using the compounds. Additionally, we have also filed patent applications to further enhance and extend the use of these compounds. Our patent families are directed to our drug candidates, their usage, manufacturing and other matters. These matters are essential to precision oncology and relate to: (a) data-driven, biologically relevant biomarker signatures, (b) patient selection and stratification approaches that rely on prediction of response derived from these signatures and, (c) the ability to develop novel, combination therapy approaches with existing therapeutics.

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

●	LP-300 (Sodium 2,2’-disulfanediyldiethanesulfonate) (Tavocept®): We are currently advancing LP-300 in a Phase 2 clinical trial, the HARMONIC™ trial, in combination with chemotherapy (carboplatin + pemetrexed) in never-smokers with NSCLC adenocarcinoma who have progressed after tyrosine kinase inhibitor (TKI) therapy. The trial is designed to enroll approximately 90 patients across the U.S., Japan, and Taiwan. The Phase 2 U.S. safety lead-in cohort demonstrated an 86% clinical benefit rate and a 43% objective response rate. A durable complete response has been observed in one patient who had previously failed three lines of therapy, with survival continuing for nearly two years and no clinically significant adverse drug reactions over 21 cycles of treatment.

●	LP-184. ( (-) hydroxyureamethylacylfulvene): LP-184 is a synthetically lethal small molecule (next-generation acylfulvene) with nanomolar potency that has potential for treatment of solid tumors including breast, pancreatic, bladder, and lung cancers, glioblastoma and other CNS cancers, and rare pediatric brain tumors. LP-184 preferentially damages DNA in cancer cells overexpressing PTGR1, the enzyme that bioactivates LP-184 into its cytotoxic form. We recently completed a Phase 1a clinical trial for LP-184. Based on the results and insights from the LP-184 Phase 1a clinical trial, we are advancing and optimizing development plans for multiple future LP-184 clinical studies. We have FDA-cleared Phase 1b/2 trials planned in TNBC and biomarker-defined NSCLC. LP-184 has received Fast Track Designation for GBM and TNBC, multiple Orphan Drug Designations, and four Rare Pediatric Disease Designations. Independent preclinical data from Johns Hopkins presented at the SNO Pediatric Conference confirmed LP-184’s strong activity in atypical teratoid rhabdoid tumors (ATRT), with a 345% improvement in median survival in one mouse model (p<0.0001). For CNS indications, LP-184 is referred to as STAR-001 and is being developed through our wholly-owned subsidiary, Starlight Therapeutics.

●	LP-284. ( (+) hydroxyureamethylacylfulvene): LP-284, the stereoisomer (enantiomer) of LP-184, has shown promising in vitro and in vivo anticancer activity in multiple hematological cancers, including relapsed or refractory non-Hodgkin’s lymphoma (NHL), mantle cell lymphoma (MCL), and high-grade B-cell lymphomas (HGBL). LP-284 is advancing in a Phase 1 clinical trial (NCT06132503). In 2025, LP-284 achieved a first complete metabolic response in a heavily pre-treated patient with aggressive DLBCL who had failed three prior regimens including CAR-T cell therapy, after just two cycles of LP-284 treatment. LP-284 has received multiple Orphan Drug Designations from the FDA for MCL, HGBL, and soft tissue sarcoma, and composition of matter patents relating to LP-284 have been granted in the U.S., EU, Japan, China, India, Mexico, Australia, and South Korea

●	ADC Program: Our ADC program continues to advance. We have applied our RADR® A.I. platform to advance an A.I. powered module focused on improving the precision, cost and timelines of ADC development for cancer. In 2023 we entered into a research collaboration with Bielefeld University in Germany focused on development of ADCs utilizing cryptophycin as the ADC drug-payload. Cryptophycins are promising antitumor molecules that have demonstrated potency at ultra-low, picomolar, concentrations.

We currently have INDs in the U.S. for LP-300, LP-184 and LP-284.

Our Precision Cancer Therapy Development Using Our Innovative RADR® Platform

We believe RADR® is one of the world’s largest A.I and machine learning (M.L.) oncology drug discovery and development platforms, consisting of over 200 billion oncology-focused data points. These data points consist of large-scale multi-omic data, derived from over 130,000 patient records, over 150 drug-tumor interactions, thousands of drug classes, and covering over 135 cancer subtypes. RADR® leverages this data and over 200 advanced ML algorithms to power its drug discovery and development modules. RADR®’s data, capabilities, and insights have powered the development of new Lantern drug candidates, advancement of new indications for existing drugs, and identification of potential new drug combinations.

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

Our RADR® platform is rapidly emerging as a robust and scalable platform for targeted cancer therapy development. Through the use of A.I., machine learning, and multi-agentic research systems, RADR® is designed to quickly identify and guide the development of compounds that we can develop as potential oncology agents through either a process of drug rescue, drug repositioning or de-novo development. RADR® is being developed through an accumulation and curation of genomic data, biomarker data, chemical structural data, and detailed ontologically indexed documents that are directly relevant to the measurement and classification of drug-tumor interaction, clinical datapoints related to patient response and patient stratification, and de-novo drug design.

Predicting optimal drug responses in cancer patients requires the identification and validation of predictive biomarkers. Our RADR® platform seeks to identify biomarkers to assist in selecting patients who have the highest likelihood to respond to our drug candidates. For example, the targeted indications for our drug candidate LP-184 were selected in part because they are known to highly express the protein coding gene PTGR1. Our clinical development plans for LP-184 are intended to provide additional information regarding biomarkers related to LP-184’s molecular and cellular targets. This method of using and validating targeted biomarkers during development and then using these biomarkers during future clinical trials can lead to shortening of the development timeline and compression of costs associated with oncology drug development.

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

We developed our platform using primarily open-source supervised algorithms such as Neural Networks, Support Vector Machine, Random Forest, K-Nearest Neighbors, Logistic Regression and Penalized Multivariate Regression. Each algorithm is trained with labeled input data to predict characteristics such as drug sensitivity (regressor models), stratify patient response as responder or non-responder (classifier models), or drug behaviors such as ability to cross the blood-brain barrier (ensemble classification). Model tuning and optimization is then performed using a hyperparameter search algorithm in order to produce the predicted lowest cross validation error. The models are then evaluated using traditional performance metrics such as accuracy, area under the curve, sensitivity, specificity, precision, root mean square error and mean absolute error calculations.

A feature reduction algorithm is used to reduce the number of genes under analysis to a biomarker gene panel of less than approximately 50 genes. This set of genes is intended to carry the highest coefficient to predict drug sensitivity and the highest variable importance in classifying a responder from a non-responder. Genes that do not help in predicting the output variable are eliminated to allow for better prediction generalization and understand mechanisms based on key genes only.

Our RADR® Platform Workflow

Our RADR® platform’s proprietary workflow involves preliminary statistical analysis on approximately 18,000 features typically from whole transcriptomic datasets and then reducing the set to approximately 2,000 features. This is followed by gene filtering via biological and statistical methodologies yielding approximately 200 significant genes. The platform currently contains multiple feature selection methods and multiple machine learning methods to analyze the drug and omics data, in order to fine tune the model and get better and improved prediction accuracy. Feature selection ensures that genes that do not contribute to response prediction are excluded from the output dataset. The prediction component subsequently applies an A.I.-driven reduction algorithm to the previously filtered genes generating a targeted set of typically less than 50 candidate biomarkers predictive of response to a particular molecule. The figure below illustrates RADR®’s workflow.

A distinct and unique benefit of the RADR® platform is its ability to integrate biological knowledge and data-driven feature selection to generate hypothesis-free biomarker signatures. This can then aid in identifying novel targets for predictive screening and drug development.

Our RADR® platform is enabled through access to, and analysis of, a number of key datasets: (i) publicly available databases, (ii) data from commercial clinical studies and trials and (iii) our proprietary data generated from ex vivo 3D tumor models specific to drug-tumor interactions. We incorporate automated supervised machine learning strategies along with big data analytics, statistics and systems biology to facilitate identification of new correlations of genetic biomarkers with drug activity.

The value of the platform architecture is derived from its validation through the analysis of over 200 billion oncology-specific clinical and preclinical data points, more than 154 drug-cancer interactions, thousands of drug classes, data covering more than 135 cancer subtypes, and over 130,000 patient records from 16 databases, one of which is our internal database. RADR® leverages this data and over 200+ advanced ML algorithms to power its drug discovery and development modules. Our target objectives for additional data growth efforts of the RADR® platform include a focus on drug sensitivity data, combination treatment outcome data, biomarker data in rare cancers, and on emerging synthetic lethal targets that are aimed at accelerating the development of new therapies. Additionally, the RADR® platform’s generative A.I. capabilities, focusing on molecular optimization and automated feature extraction to improve understanding and prediction of molecular dynamics, safety, and drug-drug interactions are planned to increase in functionality and scope for both small molecule development and for ADC development, analytics and characterization.

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

In 2025 and early 2026, RADR introduced two AI services intended to serve the needs of clinical researchers and biomedical scientists by predicting which drugs can cross the blood brain barrier, and a rapid research “co-scientist” collaborator for research in rare cancers and drug development. Both of these services provide an initial free introductory experience, with an opportunity for further use through collaborations.

In 2026 we also plan to introduce our proprietary artificial intelligence (AI) platforms and related technologies as a potential source of revenue. This initiative is intended to leverage our existing AI infrastructure, technologies and drug development expertise to create new opportunities in precision oncology and translational research support. We expect to evaluate multiple partnership and commercialization models as our platforms advance and approach market readiness through both subscriptions, access and services for biopharma companies, researchers, drug developers, and other users.

PredictBBB web application

PredictBBB allows the prediction of which small molecules will cross the blood-brain barrier. It is one of many drug development modules that we have created through the use of RADR®. With 94% accuracy in predicting which small molecules will cross the blood-brain barrier, users only need to provide a SMILES string which represents the chemical’s structure in order to obtain a prediction. A drug name search bar provides users an easy method to look up SMILES strings from PubChem and click to use it as the input for predictions, or users can provide their own SMILES string for proprietary compounds. The model is based on over 4,000 molecular characteristics derived from the chemical structure which the web application automatically generates and validates for the user input compounds, then returns a prediction and report in less than approximately 1 minute.

withZeta.AI Rare Cancer Research Platform

withZeta is a novel generative AI platform built to empower researchers and clinicians to dramatically improve the quality and reduce the time of rare cancer research, therapeutic development, drug repurposing, biomarker targeting, and clinical trial design.

Built securely in the AWS Cloud with a serverless, Lambda-based architecture and state-of-the-art large language model (LLM) inference, withZeta integrates an indexed ontology of 438 rare cancer types, over 559,000 clinical trial records, over 204,000 published papers pertaining to rare cancers, and 532 FDA-approved oncology drug records. In conjunction with these curated databases, Zeta also utilizes a suite of tools including open-weight specialized language models for de-novo chemical design, integration of predictBBB, molecular feature descriptions, and a collection of targeted external resources which seamlessly integrate into a unified chat interface through task-aligned system prompts.

Actuate Therapeutics Collaboration Utilizing RADR Platform

In May 2021, we entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, we collaborated on utilization of our RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, we received shares of Actuate stock subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts.

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

Oregon Therapeutics Collaboration to Optimize Precision Development of Drug Candidate XCE853

In mid-2024, we entered into a strategic A.I.-driven collaboration with French biotechnology company, Oregon Therapeutics, to optimize the development of its first-in-class protein disulfide isomerase (PDI) inhibitor drug candidate XCE853 in novel and targeted cancer indications. As part of the collaboration, we leveraged our proprietary RADR® A.I. platform to uncover biomarkers and anticancer-associated signatures of XCE853 across solid tumors aimed at assisting in precision development. Oregon Therapeutics has focused on developing XCE853 in various cancer indications, including drug-resistant ovarian and pancreatic cancer, certain hematological cancers and several pediatric cancers including CNS cancers. The objectives of the collaboration included a focus on 1) uncovering biomarkers and efficacy-associated gene signatures to guide in the eventual stratification and selection of patients for future clinical trials, 2) efforts to identify tumor-based response and resistance mechanisms to XCE853 and strategies to overcome treatment resistance, and 3) identification of opportunities to expand the use of XCE853 in additional therapeutic cancer indications for XCE853.

Our Strategy

Our mission is to bring the right cancer drugs to the right patients by transforming the drug development process through the use of artificial intelligence and data-driven development approaches. Our proprietary A.I.-enabled, and precision oncology approach, which focuses on developing our own pipeline of compounds by rescuing drug candidates that have previously failed and developing new compounds that are targeted to specific biological activity and genomic pathways, has the potential, we believe, to bring drugs to market faster, with lower costs, and with reduced risk, thereby enabling a change in the cost and availability of precision cancer therapy. The strength of this approach is demonstrated by our track record of advancing newly developed drug programs from initial AI insights to first-in-human clinical trials in 2–3 years and at approximately $1.0 – $2.5 million per program. We work with leading research laboratories, translational medicine and cancer centers to develop our studies and clinical trials for our portfolio, and actively update and improve our RADR® platform to incorporate additional biomarker data, patient outcome data, cancer drug efficacy studies and computational models that relate to oncology drug development and prediction of patient response. Our RADR® platform has grown to over 200 billion oncology-focused data points and a library of 200+ advanced machine learning algorithms, and we are actively expanding its capabilities through new modules focused on ADC development, combination regimen prediction, and blood-brain barrier permeability assessment.

As part of our strategy, we plan to:

●	Pursue existing indications for LP-300, LP-184, LP-284, our ADC program and our other product candidates, leveraging our RADR® platform to refine and optimize our trial design and biomarker signatures that correlate to potential patient response.

●	Expand our pipeline by identifying new drug candidates that have either been abandoned or have failed in late stage clinical trials, and have the potential to benefit from a precision medicine approach that leverages our expertise and A.I. platform.

●	Identify and design potential combination therapy approaches to use our compounds in conjunction with currently approved drugs by leveraging our RADR® platform to analyze and uncover synergistic mechanisms and biological pathways using genomics and machine learning.

●	Advance the algorithms, methodologies and models that underlie our computational and machine learning platform to improve the predictive power, and to develop additional capabilities that are focused on accelerating or de-risking oncology drug development.

●	Pursue collaborations and partnerships with other biotech and pharma companies where our A.I. and precision oncology expertise can be used to de-risk or accelerate development programs and where our stockholders can receive a significant economic benefit.

●	Continue to develop and patent intellectual property and advance our intellectual property portfolio associated with both fundamental patents and patents associated with precision, patient stratified, targeted therapies and genomic or biomarker signatures.

●	Continue to evaluate, select and launch additional clinical development programs.

LP-300

General Overview

We are currently advancing LP-300 in a Phase 2 clinical trial (the “HARMONIC™ Study”) of LP-300 in combination with carboplatin and pemetrexed in never smoker patients with relapsed advanced primary adenocarcinoma of the lung after treatment with tyrosine kinase inhibitors (TKIs).

LP-300 is a cysteine-modifying molecular entity that works to modulate multiple cellular pathways simultaneously and is a potential combination agent for targeted indications in NSCLC. LP-300 is a small molecule (molecular weight 326.4 Da) that was in-licensed from BioNumerik Pharmaceuticals, Inc. in May 2016, and subsequently acquired by us in 2018. We are focused on repositioning LP-300 as a potential combination therapy for never smoker NSCLC patients with histologically defined adenocarcinoma. Prior clinical trials conducted by BioNumerik for LP-300 did not meet their primary clinical endpoints, and at least one or more future clinical trials that meet their pre-specified primary endpoints with statistical significance will be required before we can obtain a regulatory marketing approval, if any, to commercialize LP-300. Safety and efficacy determinations are solely within the authority of the FDA in the U.S. or other regulatory agencies in other jurisdictions. Currently there is no approved therapy specifically for the growing indication of never-smokers with NSCLC, and female never smokers appear to be uniquely responsive to LP-300. With both chemosensitizing and chemoprotective activity, LP-300 has potential as a combination agent or adjuvant in front line, second line or salvage therapy in newly diagnosed, relapsed, metastatic or advanced NSCLC for overall survival enhancement and toxicity alleviation from primary chemotherapy or standard of care. We are currently in the early stages of defining a specific biomarker signature that correlates with heightened sensitivity to LP-300. We believe that this signature may help accelerate the clinical development of LP-300 and has the potential to guide patient selection for targeted clinical trials.

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

LP-300 Chemical Structure

The Ongoing HARMONIC™ Study

We are conducting a Phase 2 clinical trial (the “HARMONIC™ Study”) of LP-300 in combination with carboplatin and pemetrexed in never smoker patients with relapsed advanced primary adenocarcinoma of the lung after treatment with tyrosine kinase inhibitors. Our purpose in conducting the study is to determine the potential clinical advantages and benefits for this drug combination in the study-defined patient population. As of March 17, 2026, we have 4 clinical trial sites in the US, 5 clinical trial sites in Japan, and 5 clinical trial sites in Taiwan. Enrollment of patients on the Harmonic™ Study in the U.S. has been challenging, and we have implemented a strategy of increasing enrollment by expanding the study to East Asian countries where approximately 30-35+% of all lung cancer cases occur in never-smokers with NSCLC.

The Harmonic™ Study is designed as a multicenter, open label, Phase 2 trial with planned total enrollment of approximately 90 patients. Patients who are never smokers with lung adenocarcinoma and have relapsed after prior treatment with tyrosine kinase inhibitors will be eligible for enrollment. Patients who are former smokers but carry actionable genomic alteration(s) may also be eligible. Following completion of a seven-patient safety lead-in phase in which patients received the triplet regimen of carboplatin, pemetrexed, and LP-300, the trial advanced to the randomization stage, which consists of enrolling patients in a 2:1 allocation ratio to one of two arms: Arm A (consisting of carboplatin, pemetrexed, and LP-300) or Arm B (consisting of carboplatin and pemetrexed). As of March 17, 2026, 24 and 10 patients have received treatment in Arm A and Arm B, respectively, of the randomization stage of the study.

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

Summarized below are some key findings from the ongoing Phase 2 clinical trial as of March 17, 2026:

●	The combination of carboplatin, pemetrexed, and LP-300 was well tolerated. Addition of LP-300 to the chemotherapy backbone showed no increased clinically significant toxicities.
●	No dose limiting toxicities were observed is the safety lead-in and Arm A of the study.
●	No treatment-related serious adverse events reported.
●	No suspected unexpected serious adverse reactions.
●	Encouraging clinical efficacy data (in safety lead-in) that outperformed chemotherapy alone data for similar populations in other pivotal trials.

In March 2026, we submitted a Type C meeting package to the U.S. Food and Drug Administration (FDA) regarding the ongoing Phase 2 HARMONIC study. The meeting, currently scheduled for mid May 2026, seeks FDA feedback and concurrence on proposed protocol amendments to the HARMONIC study. The proposed amendments include: (i) focusing future enrollment to patients with EGFR exon 21 L858R mutation (a subtype of tyrosine kinase mutations); (ii) increasing the maximum number of LP-300 treatment cycles from six to eight; and (iii) converting the current randomized study design to a Phase 2 single-arm Simon two-stage study by discontinuing enrollment into the control arm. We feel that the proposed amendments are supported by a preliminary analysis of study data suggesting that patients with the EGFR exon 21 L858R mutation may derive greater clinical benefit from the LP-300 triplet regimen; the evolution of the treatment landscape for TKI-refractory NSCLC that has made continued randomization to the control arm increasingly challenging; and historical safety data indicating that up to eight cycles of LP-300 at the current dose level did not alter the established safety profile of the drug. There can be no assurance that the FDA will concur with the proposed amendments, and any changes to the study protocol will be subject to FDA review and clearance, during and after the Type C meeting.

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

Rationale Behind LP-300 Rescue and Repositioning Efforts

Based on the results from the prior Phase 3 NSCL adenocarcinoma trial, we launched the HARMONIC™ LP-300 Phase 2 clinical trial to target the subpopulation of never smokers with adenocarcinoma that saw strong benefit in the previous Phase 3 trial. Although the incidence of never-smokers with NSCLC is rising currently there is no approved therapy specifically for the growing indication of never-smokers with NSCLC. Preclinical observations support that LP-300 preferentially modulates ALK and EGFR, two commonly mutated genes in non-smokers with adenocarcinoma. Based on the findings from the previous Phase 3 NSCL adenocarcinoma trial, it is possible that the benefits of combining LP-300 with standard of care chemotherapy could be further improved by identifying additional molecular biomarkers in patients who respond well to LP-300 combination treatment. We continue to seek additional opportunities for LP-300. Some of our considerations include a never smoker population with a specific genetic signature that correlates to increased LP-300 sensitivity.

Disease Background and Opportunity

Lung cancer is the second most prevalent cancer globally, and it accounts for the highest level of cancer-related deaths worldwide. Lung cancer accounts for approximately 12% of all new cancer diagnoses, but 21% of all cancer deaths in the US. Lung cancer kills more people annually than cancers of the breast, prostate, colon, liver, kidney, pancreatic, and melanoma combined. The American Cancer Society’s estimates for lung cancer in the US for 2026 are:

●	Approximately 229,410 new cases of lung cancer (110,910 in men and 118,500 in women)

●	Approximately 124,990 deaths from lung cancer (63,040 in men and 61,950 in women)

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

Lung cancer is the most common cause of global cancer-related mortality, leading to over a million deaths each year and adenocarcinoma is its most common histological subtype. Worldwide, lung cancer occurred in approximately 2.5 million patients in 2022 and caused an estimated 1.8 million deaths. NSCLC is described as any type of epithelial lung cancer other than small cell lung cancer (“SCLC”). The 5-year survival rate for NSCLC is about 28%.

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

In 2024, the FDA approved Osimertinib (Tagrisso) in combination with platinum-based chemotherapy for EGFR-mutated NSCLC. Amivantamab-vmjw (Rybrevant) was also approved, in combination with carboplatin and pemetrexed, as a first-line treatment for NSCLC with EGFR exon 20 insertion mutations. Amivantamab has also been approved (1) in combination with lazertinib for the first-line treatment of adult patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) with epidermal growth factor receptor (EGFR) exon 19 deletions or exon 21 L858R substitution mutations, as detected by an FDA-approved test, (2) in combination with carboplatin and pemetrexed for the treatment of adult patients with locally advanced or metastatic NSCLC with EGFR exon 19 deletions or exon 21 L858R substitution mutations, whose disease has progressed on or after treatment with an EGFR tyrosine kinase inhibitor, and (3) as a single agent for the treatment of adult patients with locally advanced or metastatic NSCLC with EGFR exon 20 insertion mutations, as detected by an FDA-approved test, whose disease has progressed on or after platinum-based chemotherapy. Additionally, ensartinib was approved for first-line treatment in ALK-positive, advanced or metastatic NSCLC patients who had not previously received an ALK inhibitor. Tepotinib (Tepmetko) was approved for patients with MET exon 14 skipping alterations, and alectinib (Alecensa) was approved for adjuvant treatment after tumor resection in ALK-positive NSCLC patients, as detected by an FDA-approved test. Tumor suppressor gene abnormalities, such as those in TP53, CDKN2A8, KEAP1, and SMARCA4 are also common but are not currently clinically actionable.

In reviewing lung cancer incidence and mortality rates among never-smokers in the Journal of Clinical Oncology, Wakelee, H.A. et al. have reported that the age-adjusted incidence rates of lung cancer among never-smokers aged 40 to 79 years from large population-based cohorts ranged from 14.4 to 20.8 per 100,000 person-years in women and 4.8 to 13.7 per 100,000 person-years in men, supporting earlier observations that women are more likely than men to have never smoking-associated lung cancer. The biology of lung cancer in never-smokers is apparent in differential responses to epidermal growth factor receptor inhibitors and an increased prevalence of adenocarcinoma histology in never-smokers. Lung cancer in never-smokers is an important public health issue needing further exploration of its incidence patterns, etiology, and biology. Due to the fact that there is currently no approved therapy specifically for this group, we believe that aggressive development of therapy options is needed and is a high unmet clinical need.

In the US in 2025, there were be an estimated 11,444 diagnosed cases of NSCLC in female non-smokers, accounting for approximately 5% of all lung cancer cases. Globally in 2022, there were an estimated 125,231 adenocarcinoma cases of NSCLC in female non-smokers. Due to the specificity of this indication, it may be possible to classify it as a rare disease. When attempting to explain some gender susceptibility differences, research has demonstrated that women with NSCLC tend to be:

●	Younger;
●	Asian;
●	2-3 times more likely to be non-smokers;
●	more likely to develop adenocarcinoma and;
●	more likely to have metastatic disease.

The high rate of adenocarcinomas in non-smoking women suggests the possible existence of other etiological factors in addition to smoking. Some factors that have been considered include gender-specific genetic alterations and predispositions, passive smoke effects, different nicotine metabolism in women, occupational exposure, diet, and chronic obstructive pulmonary disease. Based upon estimates published by Global Cancer Statistics in 2022 and 2026 estimates published by the American Cancer Society, below is an overview of relevant potential patient population and market sizes that we believe LP-300 could address, if approved:

Lung cancer	Global (2022)	US (2026)
Total lung cancer estimated incidence (new cases)	2,480,301	229,410
NSCLC incidence (~85% of all lung cancer cases)	2,108,256	194,999
NSCLC adenocarcinoma incidence (~60% of all NSCLC)	1,264,954	116,999
Never-smokers estimate (~15% of adenocarcinoma)	189,744	17,550
Female never-smoker estimate (~66% of never-smokers with lung cancer are female)	125,231	11,583
Total Potential Patient Segment in New Lung Cancer	5.0%-7.6%	5.0%-7.6%

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

General Overview

LP-184 (hydroxyureamethylacylfulvene) is a small molecule that preferentially damages DNA in cancer cells that overexpress certain biomarkers or that harbor mutations in DNA repair pathways. LP-184 is converted into an active alkylating agent by the enzyme prostaglandin reductase 1 (PTGR1), which is overexpressed in many tumor types that are resistant to current standard of care treatments. The FDA has granted LP-184 Orphan Drug Designation for the treatment of pancreatic cancer, Malignant Glioma and ATRT (Atypical Teratoid Rhabdoid Tumors). We believe cancer cells are less likely to develop resistance to LP-184 because of its mode of action that is independent of efflux pumps and oncogene/tumor suppressor mutations. We also believe that LP-184 has the potential to address a significant unmet need in the current treatment landscape for multiple important cancer types.

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

Phase 1 Clinical Trial for LP-184

The LP-184 Phase 1a clinical trial focused on patients with advanced solid tumors and glioblastoma, which includes potential patients with breast, lung, pancreatic, bladder, prostate, and ovarian cancers and other solid tumors. In addition to the primary objective of determining the MTD (maximum tolerated dose) and RP2D (recommended Phase 2 dose), other objectives include pharmacokinetics and preliminary clinical activities of LP-184, correlations of clinical activity with tumor expression of the gene PTGR1 (Prostaglandin Reductase 1) and/or genomic alterations in DNA damage repair pathway genes.

For the Phase 1a trial, LP-184 was administered on Days 1 and 8 of each 21-day cycle. The trial followed a modified Fibonacci schedule until the maximum tolerated dose (MTD) and/or recommended Phase 2 dose (RP2D) was determined.

The enrollment of the dose escalation portion of the study has been completed. Between September 2023 and July 2025, a total of 63 patients were treated with LP-184. Overall, LP-184 was well tolerated with primarily Grade 1 and Grade 2 adverse events (AEs) that were consistent with expected side effects of alkylating agents and were generally clinically manageable and/or reversible. The projected therapeutic concentration (282 nM) derived from preclinical studies was achieved at dose level (DL) 7. For the overall study, 11 of 51 (22%) evaluable patients with post-treatment measurable target lesions achieved tumor shrinkage, with several individuals experiencing reduction approaching the threshold of partial response. Notably, durable disease control (≥12 months) were reported in 3 patients and were substantially longer than expected with the current existing later line therapies for their disease. Taken together, the study demonstrates that LP-184 has a manageable safety profile with encouraging antitumor signals.

Potential Future LP-184 Clinical Studies

The following is a summary of potential future clinical studies of LP-184. The conduct of these studies will be subject to evaluation of the totality of the data from the LP-184 Phase 1a trial and obtaining additional funding.

Phase 1b/2 dose expansion study in adult patients with advanced triple negative breast cancer (TNBC), pancreatic cancer (PDAC), non small cell lung cancer (NSCLC), and other solid tumors.

We plan to conduct a Phase 1b/2 dose expansion study of LP-184 in adult patients with advanced triple negative breast cancer (TNBC), pancreatic cancer (PDAC), non-small cell lung cancer (NSCLC), and other solid tumors. Our objective for the planned conduct of this study will be to provide safety and potential preliminary efficacy data, and to inform the optimal dose of LP-184 monotherapy that can be administered in the treatment of a subset of advanced solid tumors with known DNA Damage Repair (DDR) pathways. The Phase 1b portion of the study is expected to be a multi-center study with the primary objective of determining the recommended Phase 2 dose (RP2D) of LP-184 in TNBC and other indications, including NSCLC, PDAC, and other solid tumors.

●	It is estimated that approximately 30% of solid tumors (including ovarian, breast, pancreatic, colon, and prostate cancers, as well as melanoma and leiomyosarcoma) harbor alterations in DDR pathways. DNA repair targeting therapies exploit DDR alterations in cancer cells to achieve synthetic lethality, a therapeutic rationale that has led to the development of a variety of DDR inhibitors, such as PARP inhibitors. Although DDR inhibitors that are approved or under development have shown promising clinical activity, approximately 40%-70% of patients develop resistance over time and necessitate additional therapies.

●	LP-184 is a synthetically lethal small molecule that in preclinical studies has been observed to induce DNA double strand breaks upon bioactivation by the enzyme prostaglandin reductase 1 (PTGR1) in cancer cells. In preclinical studies, LP-184 showed a high degree of anti-tumor activity in triple-negative breast cancer (TNBC), pancreatic ductal adenocarcinoma (PDAC), non-small cell lung cancer (NSCLC) and other solid tumors. Preclinical studies and artificial intelligence-driven in silico modeling suggest that cancers with DNA Damage Response (DDR) gene alterations may preferentially respond to LP-184.

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

●	TNBC accounts for approximately 15% of breast cancers and presents with the worst prognosis. It does not benefit from targeted treatment and hormonal treatment options for breast cancer. TNBC is a heterogeneous disease with a high frequency of homologous recombination deficiency (HRD). Despite advances made in the development of therapies for TNBC, overall survival remains poor and strategies to overcome resistance to approved therapies, including approved PARP inhibitors like olaparib, are needed.

●	In vitro, LP-184 has demonstrated inhibitory activity (with sub micromolar IC50 values) in multiple TNBC breast cancer cell lines. In vivo, in TNBC PDX models, LP-184 showed 107% – 132% tumor growth inhibition with complete tumor regression observed, especially in models harboring HRD and irrespective of their sensitivity to PARP inhibitors. In addition, the combination of LP-184 with olaparib resulted in synergistic tumor growth inhibition in TNBC PDX models when compared to monotherapy with either LP-184 or olaparib.

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

Phase 1b/2 Trial of LP-184 Monotherapy in Advanced Urothelial Carcinoma with PTGR1 Positive and TC-NER/HR Deficiency

An investigator-sponsored Phase 1b/2 trial of LP-184 as a monotherapy in advanced urothelial carcinoma patients with positive PTGR1 and deficient TC-NER/HR is being planned. Dr. Helle Pappot from Rigshospitalet University, Denmark is the leading investigator. The primary objective of the Phase 1b portion is to evaluate the safety and tolerability of LP-184 in the study population. The primary objective of the Phase 2 portion is to evaluate the preliminary objective response rate.

●	Despite recent advances, metastatic urothelial carcinoma (mUC) continues to carry a poor prognosis. Platinum-based chemotherapy as the first-line standard has been supplanted by enfortumab vedotin plus pembrolizumab, which has shown strong efficacy. Yet options remain limited for patients ineligible for these therapies or who develop resistance, underscoring the need for alternative approaches and increasingly biomarker-guided, individualized treatment strategies.

●	The study’s patient selection will be based on specific tumor characteristics, including genotyping for NER and HR deficiencies and PTGR1 positivity. NER and HR deficiencies are identified using ctDNA analysis, while PTGR1 positivity is determined through immunohistochemical screening of archival tissue. This population was selected based on preclinical data suggesting potential efficacy of LP-184 in tumors with these characteristics. The results of this study are expected to be particularly relevant for this specific subgroup of UC patients, who represent a population with significant unmet medical need.

Additional LP-184 (STAR-001) Development Opportunities – Starlight Therapeutics Inc.

STAR-001 in Glioblastoma and other CNS Cancers

Glioblastoma is an aggressive type of cancer that begins in the brain and accounts for more than half of all gliomas. Glioblastoma has an overall five-year survival rate of 5%, meaning that only approximately 5 in 100 people survive GBM for five years and beyond. We believe that STAR-001’s molecular features and distinct mechanism of action, preclinical anti-tumor activity and strong correlation of activity with specific biomarkers have the potential to provide a unique approach aimed at addressing high unmet needs in GBM and other aggressive CNS tumors.

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

Potential Future STAR-001 Clinical Studies

The following is a summary of potential future clinical studies of STAR-001. The conduct of these studies will be subject to the evaluation of the totality of the data from the LP-184 Phase 1a study and obtaining additional funding.

A Phase 1b/2a Study to Evaluate the Safety, Pharmacokinetics, and Objective Response of STAR-001 (LP-184) in combination with Spironolactone in Supratentorial Glioblastoma at First Progression

In preclinical tumor models, co-treatment with Spironolactone (SP), a transcription-coupled nucleotide excision repair (TC-NER) inhibitor, sensitized GBM cells and xenografts to STAR-001. SP is an FDA approved blood-brain barrier (BBB) permeable aldosterone antagonist that inhibits TC-NER by inducing ubiquitin-mediated proteolytic degradation of ERCC3. SP and its active metabolites are specific pharmacologic antagonists of aldosterone, acting primarily through competitive binding of receptors at the aldosterone-dependent sodium-potassium exchange site in the distal convoluted renal tubule. SP acts both as a diuretic and as an antihypertensive drug by this mechanism. SP is commonly used for the treatment of heart failure, hypertension, and complications of cirrhosis by antagonizing the mineralocorticoid receptor.

The objective for the planned conduct of this study will be to evaluate the safety and tolerability of STAR-001 when administered with spironolactone in subjects with recurrent glioblastoma. The trial will also evaluate the pharmacokinetics of STAR-001 with spironolactone in subjects and the preliminary anti-tumor activity in combination with spironolactone. Additional measures of anti-cancer activity, including duration of response (DOR), disease control rate (DCR), progression-free survival (PFS), and overall survival are also expected to be evaluated.

A Phase 1a Single Center Investigator-Initiated Study of STAR-001 (LP-184) Plus Spironolactone in Adult Patients with IDH wild type MGMT Unmethylated Newly Diagnosed Supratentorial Glioblastoma

We are also pursuing a Phase 1a single center dose escalation investigator-initiated study of STAR-001 plus spironolactone in adult patients with IDH wild type MGMT unmethylated newly diagnosed supratentorial glioblastoma. Subjects are planned to be treated following tumor resection with 6-weeks of involved-field radiotherapy and concurrent STAR-001 plus spironolactone followed by 6 cycles of STAR-001 and spironolactone. The primary objective will be to determine safety and tolerability and a dose for expansion. Further objectives will be to evaluate the pharmacokinetics (PK), pharmacodynamics (PD), and progression free and overall survival of STAR-001 in newly diagnosed adult patients.

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

The FDA grants rare pediatric disease designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 people in the United States. The Rare Pediatric Disease Priority Review Voucher Program is intended to address the challenges that drug companies face when developing treatments for these unique patient populations. Under this program, companies are eligible to receive a priority review voucher following approval of a product with rare pediatric disease designation if the marketing application submitted for the product satisfies certain conditions. If issued, a sponsor may redeem a priority review voucher for priority review of a subsequent marketing application for a different product candidate, or the priority review voucher could be sold or transferred to another sponsor.

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

We believe LP-184 is a non-hormone, next generation alkylating agent with nanomolar potency that preferentially damages DNA in cancer cells that overexpress certain biomarkers indicated primarily in solid tumors such as those in prostate, pancreatic and ovarian cancers. LP-184 was initially developed using combinatorial chemistry approaches. Based on screening against conventional therapies both in vitro and in vivo, LP-184 cytotoxicity appears to be mediated through the Transcription Coupled Nucleotide Excision Repair (TC-NER) pathway, via alkylation of DNA leading to cell cycle arrest in S phase. Additional cytotoxic effects on tumors may include the generation of reactive oxygen species, chemical modification of various intracellular proteins, and induction of the Mitogen Activated Protein Kinase (“MAPK”) pathway followed by apoptosis. A proposed model for the mechanism of action of LP-184 is illustrated below.

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

Use of RADR® in LP-184 Development

Using our RADR® platform, we matched LP-184 drug response data in cell lines and in ex vivo PDX models with gene expression from matched RNA-seq experiments in over 100 samples to build models that predict LP-184 response using a small number of gene expression values. (See Figure A below) The machine learning model was able to accurately predict LP-184 response. (See Figure B below) The final model required only 10 genes - as opposed to the entire transcriptome - to make predictions, with PTGR1 making a dominant contribution. This suggests PTGR1 is required for activity or has a strong effect to enhance drug sensitivity. (See Figure C below)

To test this hypothesis, PTGR1 was knocked down with a CRISPR-interference construct that ablated PTGR1 expression, and consequently, LP-184 sensitivity was lost. (See Figure C below) Because the LP-184 model can predict drug response with any RNA data, we surveyed public RNA-seq data to support targeted cancer indications of interest for LP-184. (See Figure D below)

We observed that Atypical Teratoid Rhabdoid Tumor (ATRT) was predicted to be highly responsive to LP-184, and the presence of its characteristic SWI/SNF-complex mutations in SMARCB1 or SMARCA4 were associated with lower predicted IC50 values. (See Figure E below) We performed mouse xenografts with an ATRT line and validated extreme responsivity to LP-184 that was previously predicted by RADR. This demonstrates RADR’s ability to make valid drug response model predictions based on gene expression, which can be used to optimize drug positioning, uncover drug mechanism-of-action, and discover relevant biomarkers.

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

The American Cancer Society’s estimates for pancreatic cancer in the United States for 2026 are:

●	About 67,530 people (35,190 men and 32,340 women) will be diagnosed with pancreatic cancer; and

●	About 52,740 people (27,230 men and 25,510 women) will die of pancreatic cancer.

Targeting a specific subset of pancreatic cancer patients that are genetically defined has the potential to increase beneficial therapeutic options for patients and may ultimately improve survival for those with this cancer.

Glioblastoma

Glioblastoma is a fast-growing, aggressive type of CNS (Central Nervous System) tumor that forms on the supportive tissue of the brain. Glioblastoma is the most common high grade glioma (HGG). The American Cancer Society estimates that approximately 24,740 malignant tumors of the brain or spinal cord (13,830 in males and 10,910 in females) will occur in the U.S. in 2026. It also estimates that in 2026, approximately 18,350 deaths will occur from brain and other nervous system cancers. Approximately 250,000 new glioblastoma cases are estimated to occur each year worldwide, with approximately 11,000 to 13,000 new glioblastoma cases estimated to occur each year in the U.S. Glioblastomas usually affect adults. Treating glioblastoma is very difficult due to the brain-blood barrier and treatment often focuses primarily on relieving symptoms.

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

Prostate Cancer

Prostate cancer is the most commonly diagnosed cancer in men in the US and the second leading cause of cancer-related death in men in the US. The American Cancer Society’s estimates for prostate cancer in the United States for 2026 are:

●	Approximately 333,830 new cases of prostate cancer

●	Approximately 36,320 deaths from prostate cancer

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

Pancreatic cancer	Global (2022)	US (2026)
Pancreatic cancer cases	510,566	67,530
Advanced pancreatic cancer cases (80% of all pancreatic cancer)	408,453	54,024
85% of advanced pancreatic cases are treated in 1st line setting	347,185	45,921
60% of advanced pancreatic cases treated in 1st line are treated in 2nd line	208,311	27,553
30% of advanced pancreatic cases treated 2nd line are treated in 3rd line	62,494	8,266
Potential patient percentage in initial targeted segment	12.2%	12.2%

Glioblastoma	Global	US
Total glioblastoma (GBM) estimated incidence	250,000	13,000
Number of newly diagnosed GBM patients treated (treatment rate 76.6%)	191,500	9,958
Number of newly diagnosed MGMT unmethylated GBM patients	126,390	6,572
Potential patient percentage in initial targeted segment	50.5%	50.5%
Recurrent patients treated in 1st line (69% newly diagnosed patients received 1L)	132,135	6,872
Recurrent patients progressing to 2L treatment (70.3% recurred patients receive 2L)	92,890	4,831

Prostate cancer	Global (2022)	US (2026)
Total prostate cancer estimated incidence (new cases)	1,466,680	333,830
CRPC incidence, ~20% of all prostate cancer	293,336	66,766
Metastatic CRPC incidence, ~80% of newly diagnosed CRPC	234,669	53,413
Potential patient percentage in initial targeted segment	16%	16%

Strategic Academic Collaborations for LP-184

We are or have been involved in the following academic collaborations for LP-184:

●	The Research Institute of Fox Chase Cancer Center (“FCCC”). Our collaboration with FCCC has yielded results that strongly link LP-184 anti-tumor activity to the expression of PTGR1. PTGR1 was identified by our RADR® analysis as the lead gene candidate, the expression of which is essential to LP-184 mediated cytotoxicity. Using CRISPR engineered cells, we demonstrated a total lack of activity in tumor cell lines where PTGR1 expression is artificially knocked out. These data continue to support our RADR based predictions and the strategies of using LP-184 for tumor indications based upon PTGR1 expression. Our RADR analysis has identified a multitude of tumors with a higher than required threshold of PTGR1 expression. We have further validated the activity of LP-184 in a panel of pancreatic cancer cell lines. We have also conducted studies to evaluate the anti-tumor activity of LP-184 in pancreatic cancer PDX models and in xenografts. Additional wet lab studies have been conducted with the aim of further validating RADR defined combinations with standard of care drugs in order to identify optimal synergistic drugs that could be eventually used in potential treatments with LP-184.

●	Kennedy Krieger Institute and the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center. We have collaborated with Kennedy Krieger Institute and investigators at the Johns Hopkins School of Medicine. We sought this collaboration following multiple unique findings regarding LP-184, including: the preclinical anti-tumor activity of LP-184 in glioblastoma (GBM); a positive result suggesting the ability of LP-184 to penetrate the Blood Brain Barrier, in amounts similar to the GBM standard of care agent Temozolomide (TMZ); and LP-184’s special ability to kill GBM cells irrespective of the methylation status of MGMT promoter. We believe there is an urgent unmet need for an effective therapy to treat GBM with unmethylated MGMT. Both wet lab data and RADR® based gene correlations highlighted sensitivity of tumor cells that carry unmethylated MGMT to LP-184. We have obtained additional data in an expanded panel of GBM tumor cell lines, neurospheres obtained from patient biopsies and evaluation of LP-184 in GBM xenografts. Results from this collaboration support the promise of LP-184 (STAR-001) for GBM.

●	Georgetown University. In the first phase of our collaboration with Georgetown University, we confirmed the preclinical anti-tumor activity of LP-184 in a panel of prostate cancer organoid models. In the second phase, we focused on wet lab validation of the leads generated by our A.I. models of the gene dependency of most sensitive prostate cancers. This project aimed at providing experimental data to support use of LP-184 in a personalized medicine approach to treating prostate cancer. Our gene correlation data has highlighted the deficiency of several pathways that hypothetically would allow LP-184 to be synthetically lethal in tumors with such disruptions. Our RADR analysis also indicates that as many as 20% of prostate cancers carry markers that will make these tumors highly sensitive to LP1-84. In Phase 2 of our collaboration with Georgetown, we focused on the development of gene specific isogenic engineered prostate cancer cell lines to dissect the pathways as well as extend the 2D and 3D prostate cancer studies to in vivo genomically defined prostate cancer PDXs. In addition, we designed studies to test LP-184 in combination with several other drugs that are known to inhibit pathways needed to repair damage to DNA caused by LP-184. The potential advantage of combining our DNA damaging agent along with a DNA damage repair inhibitor is that it is expected to substantially extend the tumor specific anti-tumor activity of LP-184, including prostate cancers that might otherwise not carry deficiencies in the DNA repair pathway.

●	The Danish Cancer Society-Research Center. In January of 2022 we entered a research collaboration with the Danish Cancer Society Research Center (DCRC). The collaboration focused on examining the most common solid tumors in order to determine the patient populations most likely to benefit from our drug candidates LP-100 (irofulven) and LP-184. LP-100 and LP-184 have both been shown to have a synthetically lethal impact in tumors that are lacking nucleotide excision repair (NER) capabilities. An additional aim of this collaboration was to help develop improved diagnostic tools to detect NER deficient patient profiles more accurately. The collaboration included a focus on the role of NER deficiency in breast, ovarian, prostate, lung, kidney, bladder, stomach, pancreatic, and esophageal cancers. The data, genomic signatures, and biological models generated from the collaboration have added to the oncology focused RADR® data points.

●	The Greehey Children’s Cancer Research Institute (GCCRI) at the University of Texas Health Science Center-San Antonio. In February 2022, we announced a research collaboration with the Greehey Children’s Cancer Research Institute (GCCRI) at the University of Texas Health Science Center-San Antonio. The GCCRI research collaboration focused on the effectiveness of LP-184 and LP-284 in genomically-defined pediatric cancers, including several without any effective therapeutic approach. The collaboration leveraged GCCRI’s pediatric tumor research models and knowledge base to advance LP-184 for the potential treatment of rare pediatric cancers including rhabdomyosarcoma, Ewing sarcoma, MRT (malignant rhabdoid tumor), Wilms tumor, and ATRT (atypical teratoid rhabdoid tumor). Dr. Peter Houghton Ph.D. led the collaboration for the GCCRI and is widely regarded as leading expert on pediatric cancer research and in the development of novel approaches to treating childhood cancers. An integral component of Dr. Houghton’s research success has been the development and use of Patient-Derived Xenografts (PDX), which are clinically relevant cancer models that allow researchers to test novel therapeutics - such as LP-184 - in-vivo, and to directly study how tumors respond to treatment.

LP-284 Chemical Structure

General Overview

LP-284 is a novel small molecule and DNA damaging agent being developed by Lantern for the treatment of several non-Hodgkin’s lymphomas (NHL) including mantle cell lymphoma (MCL) and double hit lymphoma (DHL). LP-284 belongs to the new generation of acylfulvenes, a family of naturally derived anti-cancer drug candidates and is the stereoisomer (enantiomer) of our drug candidate LP-184. In comparison to LP-184, LP-284 has distinct anti-tumor activities in a variety of hematological cancers including lymphoma, multiple myeloma, and leukemia. LP-284 has the potential to be developed as a monotherapy or combination therapy with other drugs to treat a broad array of hematological cancers. The FDA has granted LP-284 three Orphan Drug Designation for: the treatment of mantle cell lymphoma; the treatment of high-grade B-cell lymphoma with MYC and BCL2 rearrangements (HGBL-MYC/BCL2), previously known as DHL; the treatment of soft tissue sarcoma.

In preclinical studies, LP-284 has shown nanomolar potency in several hematological cell lines. Of the hematological cell lines tested, LP-284 had the highest potency against all 6 of the mantle cell lymphoma cell lines tested and 4 DHL cell lines tested. LP-284 is also being explored for use as a combination therapy with rituximab. In the DHL cell line OCI-LY1 derived xenograft model, LP-284 in combination with rituximab inhibited tumor growth by 93%, comparing to 57% tumor growth inhibition by rituximab alone. In addition, the absence of ataxia telangiectasia mutated (ATM) function in these lymphomas and the need for new agents in the setting of relapsed refractory mantle cell lymphomas support the development of LP-284 in this indication.

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

Phase 1 Clinical Trial for LP-284

We are advancing LP-284 in a Phase 1 clinical trial open to enrollment of patients with relapsed refractory lymphomas and solid tumors. In addition to determination of the recommended dose(s) for future Phase 1b and Phase 2 studies, we will also evaluate clinical activity correlations with genomic alterations in DNA damage repair pathway genes. We expect to enroll up to 30 patients in the dose escalation portion of the LP-284 Phase 1 trial, with the involvement of multiple clinical trial sites. LP-284 is administered via intravenous infusion (IV) of each 28-day cycle. A dose escalation Phase 1a study has commenced and follows a modified Fibonacci schedule until the maximum tolerated dose (MTD) and/or recommended Phase 2 dose (RP2D) are determined.

As of March 17, 2026, a total of 13 patients have been exposed to LP-284 across 5 dose levels, with safety data collected and available for reporting. Overall, LP-284 has been well tolerated with primarily Grade 1 and Grade 2 adverse events (AEs). As of March 17, 2026, no dose limiting toxicities (DLT) or suspected unexpected serious adverse reactions (SUSAR) have been observed. The most common treatment-related adverse events were consistent with expected side effects of alkylating agents and were generally clinically manageable and/or reversible. Notably, a complete metabolic response was confirmed in a dose level (DL) 5 diffuse large B-cell lymphoma (DLBCL) patient with rapid progression after three prior therapies, including Pola-R-CHP, CAR T-cell therapy, and glofitamab (a bispecific antibody).

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

LP-284 exerts antitumor activity by acting as an alkylating agent, covalently binding to DNA, RNA, and proteins, which leads to DNA damage, impaired DNA/RNA synthesis, cell cycle arrests, and apoptosis. LP-284’s antitumor activities were evaluated in 15 lymphoma cell lines across various subtypes including MCL, DLBCL, and Burkitt’s lymphoma. TP53 mutation, which is typically associated with worse lymphoma prognosis, did not affect lymphoma cells’ sensitivity to LP-284 in these studies. LP-284 appears to be particularly lethal in cells with deficient DDR, a targetable vulnerability in lymphoma. LP-284 displays a unique profile of preclinical antitumor activities compared to the FDA-approved alkylating agents for hematologic malignancy treatment. When LP-284’s in vivo anti-tumor activity in JeKo-1 derived MCL xenograft models were benchmarked with bortezomib and ibrutinib, the percentage of tumor growth inhibition (TGI) in the LP-284 arms of the study outperformed the TGI observed with bortezomib and ibrutinib and significantly prolonged MCL xenograft mouse survival by at least two-fold compared to control vehicles. JeKo-1 MCL xenograft tumors refractory to bortezomib and ibrutinib, showed near complete tumor regression after one cycle of LP-284 treatment in preclinical xenograft studies. In addition, LP-284 resulted in approximately two times longer survival than vehicle treatment in the bortezomib or ibrutinib pre-treated and refractory xenograft mice. We believe LP-284 treatment may be a viable salvage treatment plan for patients who are refractory to current approved therapies.

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

Market Opportunity for LP-284

LP-284 presents a potential future market opportunity for relapsed or refractory non-Hodgkin’s lymphoma (NHL). Approximately 40,000 to 80,000 patients annually have relapsed or refractory NHL, and many of these patients have limited therapeutic options. Potential LP-284 development opportunities include aggressive NHL subtypes, like mantle cell lymphoma (MCL) and high-grade B-cell lymphomas (HGBL), where relapse rates are high and current treatments often fail. LP-284’s potential is further underscored by the FDA’s Orphan Drug Designations for HGBL and MCL, together with granted composition of matter patents relating to LP-284 in the U.S., EU, Japan, China, India, Mexico, Australia, and South Korea.

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

LP-300 Manufacturing

We have contracted with Curia Global, Inc. (“Curia”) for the manufacture and supply of LP-300 cGMP API material. In 2025, the Curia site where the LP-300 API is manufactured changed its name to Siegfried Acceleration Hub (‘Siegfried”), reflecting the acquisition of the manufacturing site by the Siegfried Group. We have contracted with Berkshire Sterile Manufacturing (“Berkshire”) and Piramal Pharma Solutions (“Piramal”) for the provision of services relating to cGMP drug product manufacturing of LP-300. Berkshire is now referred to as Sharp Sterile, reflecting the acquisition of Berkshire by Sharp, a global leader in commercial pharmaceutical packaging and clinical trial supply services.

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

As of March 1, 2026, we own or control rights in over 200 active patents and patent applications across over 20 patent families whose claims are directed to our drug candidates and what we plan to do with our drug candidates. We have in-licensed or acquired patents and patent applications from AF Chemicals, and BioNumerik directed to the compounds, LP-100, LP-184, LP-284 and LP-300, our RADR® platform, and methods of using the compounds. Additionally, we have also filed patent applications to further enhance and extend the use of these compounds. Our patents are directed to our drug candidates, their usage, manufacturing, and other matters. These matters are essential to precision oncology and relate to: (a) data-driven, biologically relevant biomarker signatures, (b) patient selection and stratification approaches that rely on prediction of response deriving from these signatures and, (c) the ability to develop novel, combination therapy approaches with existing approved therapeutics.

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

Intellectual Property Portfolio by the Numbers

As of March 1, 2026, our intellectual property portfolio consisted of over 20 patent families covered by:

●	Over 44 issued patents across our portfolio of compounds in key, commercially important geographies;

●	Over 170 pending patent applications, including eight pending Patent Cooperation Treaty (PCT) applications;

●	as well as trademark registrations, and trademark applications in the U.S., Japan, Europe, Canada and Australia.

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

Patent Portfolio

We have an extensive multi-national portfolio of intellectual property rights directed to our drug candidates, and their targeted use and development in specific patient populations and in specific therapeutic indications. Our portfolio consists of over 20 patent families across issued patents and pending patent applications. We have also filed over 50 patent applications directed to our proprietary drug programs together with biomarkers and sensitivity parameters, and over 12 additional patent applications directed to our RADR® platform. These filings include patent applications directed to LP-300 and additional patent applications directed to new manufacturing methods for novel, synthetic illudins, and gene signatures and biomarker profiles indicating sensitivity to LP-100, LP-184, LP-284 and synthetic illudins.

●	Our patent family directed to LP-100 has patents that expire as early as August 2026, and patent applications, if granted, that would expire as late as May 2040.

●	Our patent family directed to LP-184 has patents that expire as early as August 2026, and patent applications, if granted, that would expire as late as May 2044.

●	Our patent family directed to LP-300 has patents that expire as early as March 2028, and patent applications, if granted, that would expire as late as February 2047.

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

LP-184 & other Novel, Synthetic Illudin Derivatives

Our portfolio directed to LP-184 consists of over 15 families of patents and patent applications, including PCT applications. US Patent No. 7655695 relates to acylfulvene analogs that are directed to solid tumor growth inhibition. The patent applications include claims directed to use of LP-184, synthetic illudin analogs or derivatives to treat glioblastoma or other CNS cancers as either a mono or combination therapy, to treat rhabdoid tumors, brain cancer, brain metastases, and pancreatic cancer also as either a mono or combination therapy. Our portfolio also includes patent applications directed to our proprietary drug programs together with biomarkers and sensitivity parameters. The nominal expiration for patents and patent applications directed to LP-184 ranges from 2026 to as late as 2044 and does not account for any applicable patent term adjustments or extensions. We intend to nationalize our patent applications in the US, Australia, Canada, EU, China, and Japan.

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

Our portfolio directed to LP-300 consists of at least four families of owned patents. A more recent PCT patent application filed in 2020 is directed to treatment of non-small cell lung cancer (NSCLC) in nonsmokers and never smoking patients using disodium 2,2’-dithio-bis-ethane sulfonate (dimensa) and has been nationalized in the US, Canada, Brazil, Mexico, EU, China, Japan and Australia. The nominal expiration for NSCLC related patents and patent applications directed to LP-300 ranges from 2028 to as late as 2047 and does not account for any applicable patent term adjustments or extensions.

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

Trademarks

We own various trademarks, applications and unregistered trademarks in the United States and other commercially important markets, including our company name, our A.I. platforms (e.g. our RADR platform and our withZeta platform), and certain compounds in development. Our trademark portfolio is designed to protect the brands for our Company, our A.I. platform and our portfolio of compounds.

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

Artificial Intelligence and Drug Development

We believe our proprietary RADR® platform gives us a significant competitive advantage for using AI to both: 1) select, model and license drugs with a well-tolerated safety profile, and 2) quickly and cost-effectively advance drugs towards market by selecting biologically relevant mechanisms of action and their associated biomarkers of activity. In January 2026, we introduced withZeta.AI, our novel generative AI platform built to empower researchers and clinicians to dramatically improve the quality and reduce the time of rare cancer research. Recently, there has been an increase in the use of AI for drug development, and for improved biomarker signature creation correlated to drug response. Due to this recent increase, we face increasing competition in both: 1) developing new drugs, and 2) biomarker signature development. This includes competition with respect to the pool of already existing drug candidates that may be amenable for patient stratification. Our competition in AI-driven drug development for oncology includes, but is not limited to, the following:

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

Non Small Cell Lung Cancer (NSCLC)

We believe LP-300 may have an advantage to approved drugs on the market by serving as a well-tolerated agent in combination with multiple existing standards of care drugs for portions of the NSCLC patient population. Beyond traditional chemotherapies (carboplatin/ pemetrexed and/or cisplatin/paclitaxel), NSCLC treatments with potential use for the never smoker patient population include targeted small molecules and biologics, which include, without limitation, the approved EGFR inhibitors erlotinib, gefitinib, afatinib, and osimertinib and monoclonal antibody amivantamab-vmjw; the approved ALK inhibitors brigatinib, ceritinib, crizotinib, alectinib, and ensartinib; the approved MET inhibitor tepotinib; the approved RET inhibitors pralsetinib and selpercatinib; and the approved immune checkpoint inhibitors pembrolizumab, atezolizumab, and ramucirumab. Many of these agents are used in specific NSCLC subtypes either as single agents or in various combinations. Patients with NSCLC due to driver mutations receive treatment with tyrosine kinase inhibitors (TKI’s). Most patients treated with TKI’s will eventually develop resistance to treatment, therefore requiring additional therapeutic options. H002, a fourth generation EGFR inhibitor entering phase 1/ 2 trials may have potential for treatment of NSCLC subtypes with various EGFR activating mutations that are common among never smokers and that also underlie resistance to other therapies.

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

Employees

As of the date of this report, we employ a total of 16 employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We believe that we maintain strong relations with our employees.

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

We anticipate that our expenses will fluctuate and may increase substantially as we continue to develop and begin and continue clinical trials with respect to LP-300, LP-184, LP-284 and our other drug candidates; seek to identify and develop additional drug candidates; acquire or in-license other drug candidates or technologies; seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various drugs for which we may obtain marketing approval, if any; require the manufacture of larger quantities of drug candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; develop, maintain, and expand our RADR® platform; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our drug development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

We will be required to expend significant funds in order to advance the development of LP-300, LP-184, LP-284 and our other drug candidates. In addition, while we may seek one or more collaborators for future development of our current drug candidates or any future drug candidates that we may develop for one or more indications, we may not be able to enter into a partnership or out-license for any of our drug candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash, cash equivalents and other capital resources will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our drug candidates or our other preclinical studies. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Based on our anticipated expenditures and capital commitments as of the date of this report, we believe our existing cash, cash equivalents, and marketable securities on hand as of the date of this report will enable us to fund our operating expenses and capital expenditure requirements until at least approximately late July 2026 to mid September 2026. We will need substantial additional funding in the near future, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts. Our estimate as to how long we expect our existing cash, cash equivalents and other capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs and results of preclinical studies and clinical trials of LP-300, LP-184, LP-284 and our other drug candidates;

●	the costs associated with maintaining, expanding and updating our RADR® platform;

●	the costs, timing and outcome of seeking regulatory approvals;

●	headcount growth and associated costs relating to potential expansion of our research and development as well as potentially establishing a commercial infrastructure;

●	the costs of our licensing or commercialization activities for any of our drug candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing drug sales, marketing, distribution and manufacturing capabilities;

●	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;

●	revenue received from commercial sales, if any, of our current and future drug candidates;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

●	the number of future drug candidates that we pursue and their development requirements;

●	changes in regulatory policies or laws that may affect our operations;

●	changes in physician acceptance or medical society recommendations that may affect commercial efforts;

●	the costs of acquiring potential new drug candidates or technology;

●	the costs associated with obtaining data for our RADR® platform;

●	the costs associated with maintaining and expanding our cybersecurity systems; and

●	the costs of operating as a public company.

The report of our independent registered public accounting firm contained elsewhere in this report states that substantial doubt exists about the Company’s ability to continue as a going concern in the absence of obtaining substantial additional funding.

The Company’s ability to continue as a going concern is highly contingent on the ability to raise additional capital for ongoing research and development and clinical trials as the Company expects to continue incurring losses for the foreseeable future. The financial statements in this report have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company has incurred, and it anticipates it will continue to incur, losses and generate negative operating cash flows and as such will require substantial additional funding in the near future to continue its research and development activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the absence of obtaining substantial additional funding. While the Company plans to pursue periodic capital raises, including additional potential sales under the ATM, no assurance can be given that sufficient funding will be available when needed to allow the Company to continue as a going concern.

We have a limited operating history and have never generated any revenues other than from research grants, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

We were incorporated in November 7, 2013, and to date have been largely focused on organizing, advancing and staffing our company, raising capital, developing the RADR® platform and acquiring the rights to, and advancing the development of, our drug candidates, including conducting preclinical studies and early phase clinical trials on our drug candidates. We have not yet demonstrated an ability to successfully complete multiple clinical trials, obtain marketing approvals, manufacture drugs on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs.

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

Since our inception, we have incurred losses. Our net losses were approximately $17,119,000 and $20,781,000 for the years ended December 31, 2025 and 2024, respectively. We expect to continue to incur significant expenses and fluctuating and potentially increasing operating losses for the foreseeable future. None of our current drug candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized drug that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially over time as we:

●	continue the development of our drug candidates;

●	initiate preclinical studies and clinical trials for any additional indications for our current drug candidates and any future drug candidates that we may pursue;

●	continue to build our portfolio of drug candidates through the acquisition or in-license of additional drug candidates or technologies;

●	continue to develop, maintain, expand and protect our intellectual property portfolio;

●	continue to develop, maintain, and expand our RADR® platform, withZeta.AI platform and other A.I. and machine learning technologies;

●	pursue regulatory approvals for our current and future drug candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing, distribution and other commercial infrastructure to commercialize any drug candidate for which we may obtain marketing approval;

●	hire additional clinical, regulatory, scientific and accounting personnel; and

●	incur additional legal, accounting and other expenses in operating as a public company.

To become and remain profitable, we must develop and eventually commercialize one or more drug candidates with significant market potential or license one or more of our drug candidates to an industry partner. This will require us to be successful in a range of challenging activities, including completing clinical trials of our drug candidates, publishing our data and findings on our drug candidates with peer reviewed publications, developing commercial scale manufacturing processes, obtaining marketing approval, manufacturing, marketing and selling any current and future drug candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We are only in the early stages of most of these activities and, in some cases, have not yet commenced certain of these activities. We may never succeed in any or all of these activities and, even if we do, we may never generate sufficient revenue to achieve profitability.

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

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result of these variances. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. With the change in presidential administrations in 2025, there may continue to be uncertainty as to how the current administration will seek to modify or revise its funding priorities and staffing. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

Change in priorities at the FDA and other government agencies could hinder our ability to develop and commercialize any of our product candidates in a timely manner.

The change in presidential administrations in 2025 led to a change in government priorities that can affect when, if ever, any of our product candidates may be marketable. On February 6, 2025, for instance, the new presidential administrative ordered a review of all contracting with, funding of, and awarding of grants to, third parties, including those receiving government funding for drug and biologic development. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Any delay, modification, or termination of any government funding to us could result in delay, hamper, or inability of us being able to develop and market any of our product candidates. Further, HHS announced on February 18, 2025, a change of its priorities that include, among other things, a review of the safety and efficacy of certain vaccines and psychiatric drugs. In the event that HHS, FDA, or any other government agency announces additional priorities affecting our product candidates, the development and commercialization of any of our product candidates could be adversely delayed or hampered. We continue to monitor the changes from the current presential administration and its impact on our business.

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

We will be subject to extensive regulation by U.S. federal and state and foreign governments in each of the markets where we intend to sell LP-300, LP-184, LP-284, and our other drug candidates if and after they are approved. For example, we will have to adhere to all regulatory requirements including the FDA’s current GCPs, Good Laboratory Practice, or GLP, and GMP requirements, or that of applicable foreign regulatory authorities. If we fail to comply with applicable regulations, including FDA pre-or post- approval cGMP requirements, then the FDA or other foreign regulatory authorities could sanction us. Even if a drug is FDA-approved, regulatory authorities may impose significant restrictions on a drug’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies.

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

We may maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Interest bearing and non-interest bearing accounts we hold at banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, some of our cash balances held at banking institutions may be in excess of FDIC coverage. We consider this to be a normal business risk.

Risks Related to Our Business and Industry

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of the date of this report, we employ a total of 16 employees. Our current internal departments include clinical development, preclinical research and development, RADR® platform and information technology team, and finance and administration. We may in the future expand our management team to include an operation ramp up of additional scientific development and technical staff required to achieve our business objectives. We may expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and advance our drug candidates towards commercializations. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including rising inflation rates, the continuing impact of the COVID-19 pandemic or other pandemics, geopolitical risk, including in Taiwan where we are pursuing clinical testing of LP-300 and in Denmark where an investigator led clinical study of LP-184 is being pursued, the Ukrainian/Russian, Israeli/Palestinian and Iran/U.S./Israeli conflicts, and related sanctions, bank failures, and economic uncertainties related to these conditions.

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

While the COVID-19 pandemic has abated, many of the consequences of the COVID-19 pandemic continue to cause disruption and increased costs for businesses. In the case of clinical stage biopharmaceutical companies, we believe there may from time to time continue to be, among other things, supply chain disruptions that cause delays in the delivery of drug candidates and comparator products and healthcare staffing shortages that cause delays in the establishment of test sites and the conduct of clinical trials.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022 and the eruption of the Israeli/Palestinian conflict in October 2023, including as a result of economic sanctions and export controls against Russia and countermeasures taken by Russia. The full economic and social impact of these sanctions and countermeasures, in addition to the ongoing military conflicts in Ukraine and Gaza, and in Iran, which could conceivably expand, remains uncertain; however, both the conflicts and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both specific countries and regions and globally, and has introduced significant uncertainty into global markets. While we do not currently operate in Russia, Ukraine or the Middle East, as the adverse effects of these conflicts continue to develop our business and results of operations may be adversely affected.

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

Our common stock has traded on the Nasdaq Capital Market since June 11, 2020. From June 12, 2020 through March 17, 2026, our common stock has frequently been thinly traded, with an average daily trading volume of approximately 83,770 shares and prices ranging from a low of $2.31 to a high of $24.84 per share. There can be no assurance that the market for our common shares will become more liquid. The stock market in general, and shares of early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to increase the trading volume for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

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

A substantial portion of our marketable securities are debt securities. Our marketable securities that are debt securities have had and may in the future have their market value adversely affected due to rises in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency gains of approximately $158,000 and foreign currency losses of approximately $220,000 for the years ended December 31, 2025 and 2024, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material.

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

Our directors, executive officers, and their respective affiliates, beneficially own approximately 9.0% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to substantially impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to substantially impact the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 2. Properties.

Our principal executive office is located at 1920 McKinney Avenue, 7th Floor, Dallas, Texas 75201. During 2025 and 2024, we leased access to office space and meeting facilities at this location under month-to-month lease arrangements. We also leased additional office space in the Dallas, Texas area and in the Atlanta, Georgia area under operating leases that commenced in May 2021. The Dallas operating lease ended in November 2025 and was replaced with a 12-month lease, while the Atlanta operating lease ends in December 2026. Our operating lease expense was approximately $205,000 and $191,000 for the years ended December 31, 2025 and 2024, respectively.

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

Stockholders

As of March 13, 2026, there were 12 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Unregistered Sales of Securities

Options

During the year ended December 31, 2025, the Company issued 100,000 shares of common stock with a fair value of approximately $406,000. These shares were issued outside of the Company’s Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan (the “Plan”).

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below contains information as of December 31, 2025 regarding the Plan. Additional information regarding the Plan is contained in Note 6 to our consolidated financial statements included as part of this report. The Company does not have any equity compensation plans that have not been approved by stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,296,126 shares of Common Stock	$5.58 per share	360,211 shares of Common Stock

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total:	1,296,126 shares of Common Stock	$5.58 per share	360,211 shares of Common Stock

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

In January 2026, we introduced withZeta.ai — a generative AI platform purpose-built to empower researchers and clinicians to accelerate rare cancer research and drug development, dramatically improve research quality, and reduce R&D costs. withZeta’s multi-agentic architecture combines intelligent orchestration using a combination of proprietary knowledge bases and publicly available data with autonomous task completion to deliver a true “co-scientist” experience — one that brings the collective insight of thousands of domain experts, millions of publications, and billions of data points to address some of oncology’s most difficult challenges and disease subtypes.

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

Our ADC program has also continued to advance. During 2024 and 2025, we continued to apply our RADR® A.I. platform to advance and refine an A.I. powered module focused on improving the precision, cost and timelines of ADC development for cancer. In 2023, we entered into a research collaboration with Bielefeld University in Germany focused on development of ADCs utilizing cryptophycin as the ADC drug-payload. Cryptophycins are promising antitumor molecules that have demonstrated potency at ultra-low, picomolar, concentrations. In a broad range of preclinical studies, the cryptophycin-ADC synthesized as part of the Bielefeld collaboration demonstrated promising picomolar level potency and anti-tumor activity in multiple solid tumor cell lines, including breast, bladder, colorectal, gastric, pancreatic and ovarian.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $17,119,000 and $20,781,000 for the years ended December 31, 2025 and 2024, respectively.

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

Components of Our Results of Operations

Revenues

We did not recognize revenues for the years ended December 31, 2025 and December 31, 2024.

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

●	expenses incurred towards research and development employees, consultants, outside contractors, laboratories, clinical sites, and investigators that conduct our preclinical or clinical research activities; and

●	the cost of acquiring and developing preclinical and clinical study materials and lab supplies, including manufacturing costs related to our drug candidates.

We expense research and development costs to operations as incurred.

Our research and development costs by project category for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
LP-300	$4,559,485	$4,483,240
LP-184	4,251,831	7,201,286
LP-284	1,209,901	2,192,287
LP-100	126,148	63,760
ADC Program	15,124	156,211
RADR® Platform	1,038,213	1,211,709
Other	313,421	817,197
Total research and development expenses	$11,514,123	16,125,690

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

We expect fluctuating and increased administrative costs resulting from our existing and anticipated clinical trials and the potential commercialization of our drug candidates. We believe that these increases will likely include future increased costs for hiring additional administrative personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants.

Summary Results of Operations for the Years Ended December 31, 2025 and December 31, 2024

	For the Year Ended December 31,
	2025	2024
Operating expenses:
General and administrative	$6,464,371	$6,090,747
Research and development	11,514,123	16,125,690
Total operating expenses	17,978,494	22,216,437
Loss from operations	(17,978,494)	(22,216,437)
Interest income	437,931	742,355
Other income, net	421,125	692,869
NET LOSS	$(17,119,438)	$(20,781,213)

Comparison of the Years Ended December 31, 2025 and December 31, 2024

General and Administrative Expenses

General and administrative expenses increased approximately $373,000, or 6%, from approximately $6,091,000 for the year ended December 31, 2024 to approximately $6,464,000 for the year ended December 31, 2025. The increase was primarily attributable to increases in business development and investor relations expenditures of approximately $436,000, increases in patent costs of approximately $55,000, increases in rent of approximately $19,000 and increases in corporate insurance expenses of approximately $51,000, offset, in part, by decreases in payroll and compensation expenses of approximately $115,000, decreases in other professional fees of $13,000, decreases in travel expenses of approximately $44,000 and decreases in state and local taxes of approximately $13,000.

Research and Development Expenses

Research and development expenses decreased approximately $4,612,000, or 29%, from approximately $16,126,000 for the year ended December 31, 2024 to approximately $11,514,000 for the year ended December 31, 2025. The decrease was primarily attributable to decreases in research studies and materials of approximately $4,034,000 relating to the conduct and support of our clinical trials, decreases in payroll and compensation expenses of approximately $610,000, and decreases in consulting expenses of $81,000. This was partially offset by increases in licensing expenses of approximately $113,000.

Interest Income and Other Income

Interest income decreased approximately $304,000 from approximately $742,000 during the year ended December 31, 2024 to approximately $438,000 for the year ended December 31, 2025. This decrease was primarily due to reductions in the amount of marketable securities held by us during the year ended December 31, 2025 as compared to the year ended December 31, 2024. Other income, net decreased approximately $272,000 from a gain of approximately $693,000 for the year ended December 31, 2024 to a gain of approximately $421,000 for the year ended December 31, 2025. This decrease was primarily attributable to decreases in dividend income and other investment income of $531,000 and $106,000, respectively, as well as declines in research and development tax incentives related to our Australia subsidiary of approximately $13,000. These reductions in other income, net, were offset, in part by an increase of approximately $378,000 resulting from foreign currency gains during the year ended December 31, 2025 compared to foreign currency losses during the year ended December 31, 2024.

Liquidity and Capital Resources

We incurred net losses of approximately $17,119,000 and $20,781,000 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had working capital of approximately $6,302,000.

We have not yet generated any revenues from operations, other than revenues from a research grant, and we have not yet achieved profitability. We expect that we will need substantial additional funding in the near future, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts. We expect that general and administrative expenses and our research and development expenses will fluctuate from quarter to quarter and year to year. In order to achieve profitability, we will need to generate significant product revenues, which could be several years in the future. We may never achieve significant product revenues or profitability.

Since our inception, our operations have been financed primarily through the sale of equity securities. We plan to pursue periodic capital raises and also plan to apply for grant funding in the future to assist in supporting our capital needs. In July 2025, we entered into an ATM Sales Agreement (“ATM”), with ThinkEquity LLC (“ThinkEquity”), as sales agent, pursuant to which we may offer and sell up to $15,530,000 of our common stock from time to time, in “at-the-market” offerings to or through our sales agent. During the year ended December 31, 2025, we sold 356,922 shares of common stock under the ATM for the gross proceeds of $1,624,547 and incurred $61,318 of issuances costs related to those issuances. We may also explore the possibility of additional manners of offering our equity securities and entering into commercial credit facilities as an additional source of liquidity.

As of December 31, 2025 and 2024, we had cash and cash equivalents of approximately $4,423,000 and $7,511,000, respectively. As of December 31, 2025 and 2024, we had marketable securities of approximately $5,696,000 and $16,502,000, respectively. We believe that our cash, cash equivalents, and marketable securities on hand as of the date of this report will enable us to fund our operating expenses and capital expenditure requirements until at least approximately late July 2026 to mid September 2026. We will need substantial additional funding in the near future, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

The report of our independent registered public accounting firm contained elsewhere in this report states that substantial doubt exists about the Company’s ability to continue as a going concern in the absence of obtaining substantial additional funding.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Year ended December 31,
	2025	2024
Net cash flows used in operating activities	$(15,676,980)	$(17,813,201)
Net cash flows provided by investing activities	11,057,073	3,369,368
Net cash flows provided by financing activities	1,498,240	66,710
Effect of foreign exchange rates on cash	33,426	(49,547)
Net decrease in cash and cash equivalents	$(3,088,241)	$(14,426,670)

Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was approximately $15,677,000 compared to approximately $17,813,000 for the year ended December 31, 2024. The primary cause of the reduction in cash used is a decrease in net loss of approximately $3,662,000 during the year ended December 31, 2025 when compared to the year ended December 31, 2024. This reduction in cash flow uses was offset, in part, by a smaller increase in accounts payable and accrued expenses during the year ended December 31, 2025 than the prior year.

Investing Activities

For the year ended December 31, 2025, net cash provided by investing activities was approximately $11,057,000 compared to approximately $3,369,000 for the year ended December 31, 2024 The increase in cash provided by investing activities is primarily related to an increase in net redemptions of investments in marketable securities during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was approximately $1,498,000 compared to approximately $67,000 for the year ended December 31, 2024. The increase in cash provided by financing activities is primarily related to the issuance of common stock through our ATM Sales Agreement with ThinkEquity LLC during the year ended December 31, 2025.

Operating Capital and Capital Expenditure Requirements

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We anticipate that our expenses will increase substantially as we:

●	continue the development, including preclinical studies and clinical trials, of our drug candidates;

●	initiate preclinical studies and clinical trials for any additional indications for our current drug candidates and any future drug candidates that we may pursue;

●	continue to build our portfolio of drug candidates through the acquisition or in-license of additional drug candidates or technologies;

●	continue to develop, maintain, expand and protect our intellectual property portfolio;

●	pursue regulatory approvals for those of our current and future drug candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing, distribution and other commercial infrastructure to commercialize any drug candidate for which we may obtain marketing approval;

●	hire additional clinical, regulatory, scientific and accounting personnel;

●	incur additional legal, accounting and other expenses in operating as a public company; and

●	continue to develop, maintain, and expand our RADR® platform and AI and machine learning technologies.

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

Each option award is subject to specified vesting schedules and requirements. Compensation expense is charged to us over the required service period to earn the award which is expected to be up to four years, subject to the achievement of time and event-based vesting requirements. For the years ended December 31, 2025 and 2024, we have incurred share-based compensation expense related to equity awards totaling approximately $651,000 and $733,000, respectively.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of December 31, 2025 and 2024.

We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. Our cash and cash equivalents consist primarily of cash and money market funds. Our exposure to market risk relating to cash and cash equivalents due to changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. A substantial portion of our marketable securities are debt securities. Our marketable securities that are debt securities have had and may in the future have their market value adversely affected due to rises in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that from time to time may be in excess of federally insured limits. Interest bearing and non-interest bearing accounts we hold at banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, some of our cash balances held at banking institutions may be in excess of FDIC coverage. We consider this to be a normal business risk.

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency gains of approximately $158,000 and foreign currency losses of approximately $220,000 for the years ended December 31, 2025 and 2024, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

Item 8. Financial Statements and Supplementary Data.

LANTERN PHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lantern Pharma Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lantern Pharma Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced negative cash flows from operating activities and has incurred operating losses that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accruals for Research and Development Expenses

As described in Note 3 to the financial statements, at each balance sheet date, the Company estimates its accrued research and development expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants in connection with performing pre-clinical and clinical work in preparation for and related to clinical trials, and in making that estimate, may depend on factors such as the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from their service providers but may be required to estimate the cost of these services based only on information available to the Company. The amounts recorded for accrued research and development expenses represent the Company’s estimate of the unpaid pre-clinical and clinical trial expenses based on the information available to the Company at that time. The estimation of accrued research and development expenses was also identified as a critical accounting estimate by management.

We identified the accruals for research and development expenses as a critical audit matter due to the significant judgment and estimation required by management in determining progress or state of completion of trials or services completed. This in turn led to a high degree of auditor subjectivity and significant audit effort was required in performing our procedures and evaluating audit evidence relating to estimates made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s accrual process, including the process of accruing the expenses incurred to date based on the status of the clinical trials. Our procedures also included, among others, reading agreements entered into with vendors in connection with conducting clinical trials, evaluating the methods used in developing the accruals for clinical trial expenses and calculating the amounts that were unpaid at the balance sheet date. We confirmed selected amounts accrued directly with the third parties involved in performing the research and development services on behalf of the Company. We also made direct inquiries of financial and clinical trial client personnel regarding status and progress towards completion of clinical trials and descriptions of future commitments.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2019.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 30, 2026

Lantern Pharma Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2025	2024
CURRENT ASSETS
Cash and cash equivalents	$4,422,838	$7,511,079
Marketable securities	5,696,386	16,501,984
Prepaid expenses & other current assets	683,948	1,234,566
Total current assets	10,803,172	25,247,629

Property and equipment, net	31,875	47,440
Operating lease right-of-use assets	75,595	239,985
Deferred offering costs	88,431	-
Other assets	36,738	36,738

TOTAL ASSETS	$11,035,811	$25,571,792

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,423,048	$4,140,361
Operating lease liabilities, current	78,539	190,814
Total current liabilities	4,501,587	4,331,175

Operating lease liabilities, net of current portion	-	52,843

TOTAL LIABILITIES	4,501,587	4,384,018

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at December 31, 2025 and December 31, 2024; $.0001 par value) (Zero shares issued and outstanding at December 31, 2025 and December 31, 2024)	-	-
Common Stock (25,000,000 authorized at December 31, 2025 and December 31, 2024; $.0001 par value) (11,254,697 shares issued and outstanding at December 31, 2025; 10,784,725 shares issued and outstanding at December 31, 2024)	1,125	1,078
Additional paid-in capital	99,652,724	97,058,323
Accumulated other comprehensive income	25,430	153,990
Accumulated deficit	(93,145,055)	(76,025,617)
Total stockholders’ equity	6,534,224	21,187,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,035,811	$25,571,792

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2025	2024
Operating expenses:
General and administrative	$6,464,371	$6,090,747
Research and development	11,514,123	16,125,690
Total operating expenses	17,978,494	22,216,437
Loss from operations	(17,978,494)	(22,216,437)
Interest income	437,931	742,355
Other income, net	421,125	692,869

NET LOSS	$(17,119,438)	$(20,781,213)

Net loss per share of common shares, basic and diluted	$(1.57)	$(1.93)

Weighted-average number of common shares outstanding, basic and diluted	10,898,175	10,762,319

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2025	2024

NET LOSS	$(17,119,438)	$(20,781,213)

Other comprehensive (loss) gain
Unrealized (loss) gain on available-for-sale securities	(6,620)	115,761
Unrealized (loss) gain on foreign currency translation	(121,940)	145,689
Other comprehensive (loss) gain	(128,560)	261,450
Comprehensive loss	$(17,247,998)	$(20,519,763)

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2023	-	$-	10,721,192	$1,072	$96,258,726	$(107,460)	$(55,244,404)	$40,907,934
Issuance of restricted common stock awards	-	-	20,000	2	80,798	-	-	80,800
Proceeds from warrant exercises	-	-	43,533	4	66,706	-	-	66,710
Stock-based compensation	-	-	-	-	652,093	-	-	652,093
Net loss	-	-	-	-	-	-	(20,781,213)	(20,781,213)
Other comprehensive gain	-	-	-	-	-	261,450	-	261,450
Balance, December 31, 2024	-	$-	10,784,725	$1,078	$97,058,323	$153,990	$(76,025,617)	$21,187,774

Net proceeds from issuance of common stock, net of issuance costs of $61,318	-	-	356,922	35	1,563,194	-	-	1,563,229
Issuance of restricted common stock for services	-	-	100,000	10	366,890	-	-	366,900
Proceeds from the exercise of stock options	-	-	13,050	2	13,440	-	-	13,442
Stock-based compensation	-	-	-	-	650,877	-	-	650,877
Net loss	-	-	-	-	-	-	(17,119,438)	(17,119,438)
Other comprehensive loss	-	-	-	-	-	(128,560)	-	(128,560)
Balance, December 31, 2025	-	$-	11,254,697	$1,125	$99,652,724	$25,430	$(93,145,055)	$6,534,224

See accompanying Notes to Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,119,438)	$(20,781,213)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17,280	17,282
Accretion of discounts on available for sale debt securities, net	(196,427)	(238,574)
Non-cash lease adjustments	189,897	173,211
Issuance of restricted common stock for services	366,900	-
Stock-based compensation	650,877	732,893
Foreign currency remeasurement (gain) loss	(157,965)	219,729
Realized gain on redemptions of available for sale debt securities	(22,408)	(9,065)
Realized loss on equity securities	264,913	-
Unrealized gain on equity securities	(305,887)	(155,624)
Changes in assets and liabilities:
Operating lease liabilities	(190,625)	(175,715)
Prepaid expenses & other current assets	554,095	778,304
Accounts payable and accrued expenses	271,808	1,636,440
Other assets	-	(10,869)
Net cash flows used in operating activities	(15,676,980)	(17,813,201)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,715)	(12,595)
Purchase of marketable securities	(14,721,983)	(17,275,680)
Redemptions of marketable securities	25,780,771	20,657,643
Net cash flows provided by investing activities	11,057,073	3,369,368

FINANCING ACTIVITIES
Proceeds from option exercises	13,442	-
Proceeds from warrant exercises	-	66,710
Proceeds from the issuance of common stock under the ATM Sales Agreement	1,624,547	-
Payments of offering cost related to the ATM Sales Agreement	(139,749)	-
Net cash flows provided by financing activities	1,498,240	66,710

Effect of foreign exchange rates on cash	33,426	(49,547)

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR	(3,088,241)	(14,426,670)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,511,079	21,937,749

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,422,838	$7,511,079

Non-cash investing and financing activities:
Operating lease right-of-use asset acquired through operating lease liability	$78,351	$348,623
Removal of operating lease right-of-use assets and related operating lease liabilities upon early termination of leases	52,844	163,722
Deferred offering costs included in accounts payable and accrued expenses	10,000	-

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

Lantern Pharma Inc. was incorporated under the laws of the state of Texas on November 7, 2013, and thereafter reincorporated in the state of Delaware on January 15, 2020. The Company’s principal operations are located in Texas. The Company formed a wholly owned subsidiary, Lantern Pharma Limited, in the United Kingdom in July 2017, and dissolved this subsidiary in November 2025. In September 2021, the Company formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia. In January 2023, the Company formed a wholly owned U.S. subsidiary, Starlight Therapeutics Inc. (“Starlight”), to continue with advancing the development of drug candidate LP-184’s central nervous system (CNS) and brain cancer indications.

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

Note 2. Liquidity and Going Concern

The Company incurred a net loss of approximately $17,119,000 and $20,781,000 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had working capital of approximately $6,302,000.

The Company plans to pursue periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. In July 2025, the Company entered into an ATM Sales Agreement (“ATM”), with ThinkEquity LLC (“ThinkEquity”), as sales agent, pursuant to which the Company may offer and sell up to $15,530,000 of its common stock from time to time, in “at-the-market” offerings to or through its sales agent. During the year ended December 31, 2025, we sold 356,922 shares of common stock under the ATM for the gross proceeds of $1,624,547 and incurred $61,318 of issuances costs related to those issuances. We may also explore the possibility of additional manners of offering our equity securities and entering into commercial credit facilities as an additional source of liquidity. We believe that our cash, cash equivalents, and marketable securities on hand as of the date of this report will enable us to fund our operating expenses and capital expenditure requirements until at least approximately late July 2026 to mid September 2026. We will need substantial additional funding in the near future, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

The Company’s ability to continue as a going concern is highly contingent on the ability to raise additional capital for ongoing research and development and clinical trials as the Company expects to continue incurring losses for the foreseeable future. The financial statements in this report have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company has incurred, and it anticipates it will continue to incur, losses and generate negative operating cash flows and as such will require substantial additional funding in the near future to continue its research and development activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the absence of obtaining substantial additional funding. While the Company plans to pursue periodic capital raises, including additional potential sales under the ATM, no assurance can be given that sufficient funding will be available when needed to allow the Company to continue as a going concern.

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

Our marketable securities may be impacted by various risks related to interest rates, market conditions, stock market fluctuations and credit risk. Our marketable securities that are debt securities have had and may in the future have their market value fluctuate due to rises or falls in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are federally insured. Interest bearing and non-interest bearing accounts we hold at these banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. From time to time, some of our cash balances held at banking institutions may be in excess of FDIC coverage.

We currently rely on foreign third-party manufacturers and service providers in connection with certain aspects of our clinical operations. The U.S. government and persons involved in the Trump administration have made statements and taken certain actions that have led to, and may continue to lead to, changes to U.S. and international trade policies. Although some previously imposed tariffs have recently been struck down, potential new tariffs and the potential escalation of trade disputes with foreign countries could pose a significant risk to our business and could result in higher operating expenses. U.S. policies on tariffs and international trade could also result in fluctuations in interest rates, which could have a negative impact on general economic conditions, on the industry sector in which we operate, and on our business.

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

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with an original maturity of 3 months or less to be cash equivalents. Cash equivalents at December 31, 2025 and 2024 were approximately $1,540,000 and $6,619,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s consolidated balance sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2025 totaled approximately $684,000 and included approximately $360,000 of upfront payments for contractor fees, academic research studies and services, and subscriptions, approximately $294,000 of prepaid annual insurance fees, and approximately $30,000 of receivables from dividends and tax incentives.

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

Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and recorded as a separate component within accumulated other comprehensive income (loss) on the consolidated balance sheets until realized. Interest is reported within interest income on the consolidated statements of operations. We evaluate our available-for-sale debt securities to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income, net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive income (loss) on the consolidated balance sheets. The allowance for credit losses is zero at December 31, 2025 and 2024, and there were no credit losses recorded for the years ended December 31, 2025 and 2024.

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

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting, and other direct costs incurred in connection with the Company’s ATM financing activities. These costs are capitalized as incurred and recognized as a reduction of additional paid-in capital in the consolidated statements of stockholders’ equity when shares are issued. At December 31, 2025, the Company had approximately $88,000 of deferred offering costs related to the remaining $13,905,453 available under the ATM. If the Company terminates the ATM or deems it probable that the full amount available will not be utilized, the related deferred offering costs will be expensed and recognized in general and administrative expenses in the consolidated statements of operations.

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

Due to the Company’s current and prior operating losses, the Company has no corporate income tax liabilities as of December 31, 2025 and December 31, 2024. Because of its history of losses, the Company believes it is more-likely-than-not that all of the Company’s deferred tax assets will not be realized as of December 31, 2025 and December 31, 2024. Therefore, the Company has recorded a full valuation allowance on its deferred tax assets.

On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. Among other things, the legislation reinstates expensing for domestic research and experimental expenditures, imposes new limitations on interest expense deductibility, and expands disallowed deductions for certain employee remuneration. FASB ASC 740 Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the relevant legislation is enacted. The OBBB may affect the Company’s gross tax assets and liabilities in future periods. The Company accounted for the tax effects of the legislation during the year ended December 31, 2025, and concluded the impact was not material.

Stock-based Compensation

Stock-based awards have been accounted for as required by ASC 718 Compensation - Stock Compensation. Under ASC 718, awards are valued at fair value on the date of grant, and that fair value is recognized over the requisite service period. Forfeitures are accounted for as they occur.

Recently Adopted Accounting Pronouncement

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be applied prospectively or retrospectively. We have prospectively adopted this guidance during 2025, and have included the newly required expanded disclosures on income tax in Note 10 to our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

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

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the years ended December 31, 2025 and 2024, respectively. These expensed amounts are included under research and development expenses in the accompanying consolidated statements of operations.

	Year Ended
	December 31,
	2025	2024

Amount Expensed for License, Strategic Alliance, and Research Agreements	$3,697,000	$6,882,000

Set forth below at December 31, 2025 and 2024, respectively, are (1) the approximate amounts accrued and payable under the License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under the License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying consolidated balance sheets at December 31, 2025 and 2024.

	2025	2024

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$1,360,000	$1,725,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$220,000	$490,000

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

In addition to the recovery of patent costs, the Company has the right to recover the $25,000 upfront payments made in connection with entry into the Assignment Agreement, which payments are recoverable prior to making any royalty or third-party transaction sharing payments. The Company also has the right to recover previously incurred LP-300 development and regulatory costs, with up to a mid-single digit percentage of net revenue amounts to be applied towards repayment of development and regulatory costs until such costs are fully recovered. No amounts were expensed with respect to BioNumerik during the years ended December 31, 2025 and 2024, respectively.

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

Pursuant to the Second Addendum, the Company made specified payments to AF Chemicals during the twelve months ended December 31, 2025. The Second Addendum also provides that, from December 30, 2020 until January 15, 2025, the Company will have no obligation to pay annual licensing fees, development diligence extension payments, or patent maintenance fee payments to AFC under the AFC License Agreement.

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

The amounts to be paid to AF Chemicals with respect to LP-100 under the AFC License Agreement are in many ways similar to the amounts to be paid with respect to LP-184 as described above. In addition, the AFC License Agreement contains specified time requirements for the Company to enroll patients in clinical trials and file a potential NDA with respect to LP-100. Extension fees may be paid by the Company to AF Chemicals from time to time related to these requirements. Pursuant to the Second Addendum with AF Chemicals, no additional payments of annual licensing fees or development diligence extension payments were required to be made by the Company with respect to LP-100 until January 15, 2025, at which time these obligations have resumed. Approximately $250,000 and $125,000 were expensed with respect to the AFC License Agreement during the years ended December 31, 2025 and 2024, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations.

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

Fortrea Inc.

In May 2023, the Company entered into initial agreements with Fortrea Inc. (“Fortrea”) to begin serving as the lead contract research organization (CRO) for the Company’s Phase 2 clinical trial for LP-300 and the Company’s Phase 1 clinical trial for LP-184. In July 2023, the Company entered into a clinical master services agreement and work orders with Fortrea regarding additional CRO services to be provided by Fortrea relating to the LP-300 Phase 2 trial and the LP-184 Phase 1 trial. In October 2023, the Company entered into a start-up work order with Fortrea regarding start-up assistance services to be provided by Fortrea relating to the LP-284 Phase 1 trial, which start-up work order terminated in the first quarter of 2024. The Company and Fortrea entered into a modification of the work order for the LP-184 Phase 1 trial effective December 2024, which modification provided for the transition from Fortrea to the Company of all work conducted by Fortrea relating to the LP-184 Phase 1 trial. In July 2025, the Company and Fortrea determined that the CRO services being performed by Fortrea for the LP-300 Phase 2 clinical trial would be transitioned to other service providers. In December 2025, the Company and Fortrea entered into an agreement regarding remaining payments to Fortrea for CRO services relating to the LP-300 Phase 2 clinical trial and confirming the transition of CRO services for the clinical trial from Fortrea to other service providers. Approximately $2,028,000 and $5,487,000 was expensed with respect to the Fortrea agreements during the years ended December 31, 2025 and 2024, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations.

Patheon API Services

The Company has entered into agreements with Patheon API Services, Inc. (“Patheon”) for the manufacture and supply of cGMP material to support the Company’s Phase 2 clinical trial for its product candidate LP-300. In addition to producing LP-300 API (active pharmaceutical ingredient) under cGMP (current Good Manufacturing Practices) conditions, Patheon transferred previously validated manufacturing processes and analytical methods for LP-300 and produced non-GMP material for use in support of non-clinical studies for LP-300. The agreements provided for payments in stages as specified process and manufacturing milestones are achieved. Approximately $20,000 and $18,000 was expensed with respect to the Patheon agreements during the years ended December 31, 2025 and 2024, respectively. These expenses were reduced by approximately $30,000 during the year ended December 31, 2024, due to a reduction in accrual estimates. These amounts for the years ended December 31, 2025 and 2024 are included in research and development expenses in the accompanying consolidated statements of operations.

Piramal Pharma Solutions

In January 2021, the Company entered into an agreement with Piramal Pharma Solutions (“Piramal”) for the fill and finish manufacture of LP-300 drug product at Piramal’s Lexington, Kentucky site in support of future Phase 2 clinical testing. The agreement, as amended, and additional agreements entered into with Piramal have provided for Piramal to conduct activities in support of the cGMP manufacturing of LP-300, including analytical and process transfer activities, manufacture of cGMP clinical batches, and performance of stability studies on cGMP batches of LP-300 drug product. Approximately $208,000 and $130,000 was expensed with respect to Piramal agreements during the years ended December 31, 2025 and 2024, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects to expense additional amounts in future periods with respect to Piramal relating to stability studies and analytical support activities.

vivoPharm

In September 2021, the Company’s Australian subsidiary entered into an agreement with RDDT, a vivoPharm Company Pty Ltd (“vivoPharm”), for multiple preclinical studies, including animal studies, as part of an IND-enabling program for LP-184. The Company’s Australian subsidiary entered into an additional agreement with vivoPharm in 2022 as part of an IND-enabling program for LP-284. Amendments to the vivoPharm agreements were made in 2022 and 2023, and additional agreements were entered into with vivoPharm in 2023 and 2024 relating to preclinical studies and related data analysis and support work. Approximately $4,000 and $56,000 was expensed with respect to the vivoPharm agreements during the years ended December 31, 2025 and 2024, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations.

Fox Chase Cancer Center

In September 2020, the Company entered into a research agreement with the Research Institute of Fox Chase Cancer Center, which was amended in January 2022, as part of the Company’s research and development activities, with a focus on advancing the targeted use of LP-184 in molecularly-defined sub-types of pancreatic cancer. In November 2023, the Company entered into a Clinical Trial Agreement with the Hospital of the Fox Chase Cancer Center relating to the Company’s Phase1a trial of LP-184. In February 2024, the Company entered into a Clinical Trial Agreement with the Hospital of the Fox Chase Cancer Center relating to the Company’s Phase 2 trial of LP-300. Approximately $272,000 and $46,000 were expensed with respect to Fox Chase Cancer Center agreements during the years ended December 31, 2025 and 2024, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the agreements with the Fox Chase Cancer Center.

Berkshire Sterile Manufacturing/Sharp Sterile

During the years ended December 31, 2025 and 2024, the Company entered into agreements with Berkshire Sterile Manufacturing (“Berkshire”) to support technical transfer and GMP drug product manufacturing of LP-300. Berkshire is now referred to as Sharp Sterile, reflecting the acquisition of Berkshire by Sharp, a global leader in commercial pharmaceutical packaging and clinical trial supply services. Approximately $63,000 and $141,000 were expensed with respect to the Sharp Sterile agreements during the years ended December 31, 2025 and 2024, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the Sharp Sterile agreements.

Shilpa

In March 2022, the Company entered into an agreement with Shilpa Medicare Limited for fit-to-purpose process development and synthesis of a key starting material relating to the synthesis of LP-184 under cGMP. In July 2022, the Company entered into agreements with Shilpa Pharma Lifesciences for the cGMP synthesis of LP-184 API material as well as for drug product development and cGMP drug product manufacturing of LP-184. In August 2022, the Company entered into agreements with Shilpa for the cGMP synthesis of LP-284 API material as well as for drug product development and cGMP drug product manufacturing of LP-284. The Company entered into additional agreements with Shilpa and its subsidiaries and affiliates (collectively “Shilpa”) in 2023 and in 2024 to support cGMP drug substance and drug product manufacturing and stability studies for LP-184 and LP-284. Approximately $639,000 and $827,000 were expensed with respect to the Shilpa agreements during the years ended December 31, 2025 and 2024, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the Shilpa agreements.

Curia/Siegfried

During the years ended December 31, 2025 and 2024, the Company entered into agreements with Curia Global, Inc. (“Curia”) relating to the cGMP manufacture of LP-300 API and supporting activities. In 2025, the Curia site where the LP-300 API is manufactured changed its name to Siegfried Acceleration Hub (‘Siegfried”), reflecting the acquisition of the manufacturing site by the Siegfried Group. Approximately $81,000 and $82,000 were expensed with respect to the Curia/Siegfried agreements during the years ended December 31, 2025 and 2024, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under Siegfried agreements.

HiRO

In September 2025, the Company entered into agreements with Harvest Integrated Research Organization (Japan) KK (“HiRO Japan”) and Harvest Integrated Research Organization Taiwan Ltd. (“HiRO Taiwan”) to provide contract research organization (CRO) services for the Company’s Phase 2 clinical trial for LP-300 in Japan and Taiwan. Approximately $133,000 was expensed with respect to the HiRO Japan and HiRO Taiwan agreements during the year ended December 31, 2025, which amount is included in research and development expenses in the accompanying consolidated statements of operations. No amounts were expensed with respect to these agreements during the year ended December 31, 2024. The Company expects that additional amounts will be expensed in future periods in accordance with the progress of work completed under the HiRO Japan and HiRO Taiwan agreements.

Other Research and Service Provider Agreements

In addition to the agreements described above, the Company has entered into, and expects in the future to enter into, other research and service provider agreements for the advancement of its product candidates and research and development efforts. The Company expects to expense additional amounts in future periods in connection with existing and future research and service provider agreements.

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate have collaborated on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2023, the term of the Collaboration Agreement was extended until March 31, 2024. Certain affiliates of Bios Partners beneficially own greater than 10% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through December 31, 2025, no revenues have been recognized under the Agreement.

The restricted shares of Actuate stock had a nominal value when acquired and, therefore, were recorded at a cost of $0. In August 2024, Actuate announced the closing of its initial public offering (“IPO”), which also included a reverse stock split. Following the reverse stock split and the IPO, the Company holds 13,889 shares of common stock, which can be sold by the Company without restriction in accordance with Rule 144 of the Securities Act of 1933. At December 31, 2025 and 2024, the Actuate common stock held by the Company had a fair value of approximately $85,000 and $111,000, respectively, which amounts were included in the caption marketable securities on the Company’s consolidated balance sheets.

Note 5. Leases

The following provides balance sheet information related to leases as of December 31, 2025 and 2024:

	2025	2024
Assets
Operating lease, right-of-use asset, net	$75,595	$239,985
Liabilities
Current portion of operating lease liabilities	$78,539	$190,814
Operating lease liabilities, net of current portion	-	52,843
Total operating lease liabilities	$78,539	$243,657

At December 31, 2025, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Total minimum lease payments to be paid in 2026	$81,000
Less amount representing interest	(2,461)
Present value of future minimum lease payments	78,539
Less current portion of operating lease liabilities	(78,539)
Operating lease liabilities, net of current portion	$-

At December 31, 2025, the Company has a non-cancellable operating lease for office space in Atlanta, Georgia that requires monthly payments of $6,750 through December 31, 2026. The Company had a similar lease with the same landlord at December 31, 2024, which was terminated and replaced with the existing lease during 2025. The lease is subject to automatic renewal on a month-to-month basis unless the Company provides three-months written notice to the landlord. The exercise of lease renewal options is at the Company’s sole discretion and is assessed as to whether to include any renewals in the lease term at inception.

At December 31, 2024, the Company had a non-cancellable operating lease for office space in Dallas, Texas, which required monthly payments of approximately $11,200 through November 2025. Effective December 1, 2025, the Company entered into a new 12-month lease for office space in Dallas, which is accounted for as a short-term lease and excluded from operating lease liabilities and right-of-use assets.

The following table provides a reconciliation for the Company’s right of use assets and lease liabilities:

	Right-of-Use Asset	Operating Lease Liability
Balance at January 1, 2024	$228,295	$234,471
Early termination of operating leases	(163,722)	(163,722
Operating right-of-use asset acquired through operating lease liability	348,623	348,623
Amortizations	(173,211)	(175,715)
Balance at December 31, 2024	239,985	243,657
Early termination of operating leases	(52,844)	(52,844)
Operating right-of-use asset acquired through operating lease liability	78,351	78,351
Amortizations	(189,897)	(190,625)
Balance at December 31, 2025	$75,595	$78,539

Other supplemental information related to operating leases is as follows:

	As of December 31,
	2025	2024
Weighted average remaining term of operating leases (in years)	1.00	1.30
Weighted average discount rate of operating leases	6.75%	9.50%

The Company also leased additional office space in Dallas, Texas under month-to-month lease arrangements during the years ended December 31, 2025 and 2024. In April 2023, the Company entered into a two-year lease for material storage and handling. In October 2025, the Company extended this lease to continue through September 2026. The lease is cancellable with 45-days’ written notice. Under these short-term leases, the Company elected the short-term lease measurement and recognition exemption under ASC 842 and recorded rent expense as incurred.

The components of lease expense were approximately as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Operating lease cost	$205,000	$191,000
Short-term lease cost	24,000	19,000
	$229,000	$210,000

During the years ended December 31, 2025 and 2024, cash used in operating activities associated with its operating leases was approximately $205,000 and $194,000, respectively.

Note 6. Shareholders’ Equity

Preferred Stock

Upon the Company’s IPO, all shares of the Company’s Series A preferred stock were converted into 2,438,851 shares of common stock effective June 15, 2020, with fractional share adjustments made in connection with the conversion as discussed below. As of December 31, 2025 and 2024, the Company had 1,000,000 authorized shares of preferred stock, with zero shares of preferred stock issued and outstanding.

Common Stock

During the year ended December 31, 2024, the Company issued 20,000 shares of restricted common stock to a consultant with a grant date fair value of approximately $81,000, which was included as stock-based compensation as part of general and administrative expenses in the accompanying consolidated statements of operations when the shares vested on October 4, 2024. During the year ended December 31, 2025, the Company issued 100,000 shares of restricted common stock with a fair value of approximately $406,000 in exchange for services. These shares were issued outside of the Company’s Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan (“Lantern Pharma Inc. 2018 Equity Incentive Plan”). The Company recognized approximately $367,000 of expense when 90,000 of these shares vested during the year ended December 31, 2025. The remaining 10,000 shares vested in January 2026.

In July 2025, the Company entered into the ATM, with ThinkEquity, pursuant to which the Company may offer and sell up to $15,530,000 of shares of its common stock from time to time, in an “at-the-market” offering to or through ThinkEquity. The Company pays ThinkEquity a commission of 3.0% of the aggregate gross proceeds from the sale of the Placement Shares pursuant to the ATM. The ATM contains customary representations, warranties and agreements of the Company, conditions to closing, indemnification rights and obligations of the parties, and termination provisions. The Company issued 356,922 shares of common stock to ThinkEquity during the year ended December 31, 2025, resulting in aggregate proceeds of $1,563,229, after deducting commissions and transaction costs of $50,987 and deferred offering costs of $10,331.

During the year ended December 31, 2025, 13,050 options were exercised for 13,050 shares of common stock at a price of $1.03 per share resulting in cash receipts of $13,442. No options were exercised during the year ended December 31, 2024.

As of December 31, 2025 and 2024, the Company had 25,000,000 authorized shares of Common Stock, of which 11,254,697 and 10,784,725 shares were issued and outstanding, respectively.

Warrants

During the year ended December 31, 2024, the Company issued 21,313 shares of common stock for aggregate proceeds of $66,710, relating to the exercise of warrants that were expiring. The Company also issued 22,220 shares of common stock relating to the cashless exercise of warrants to purchase 86,685 shares during the year ended December 31, 2024.

At December 31, 2024, there were 70,000 warrants outstanding, which expired unexercised during the year ended December 31, 2025. At December 31, 2025, there were no warrants outstanding.

Options

On August 29, 2018, the Board of Directors of the Company adopted the Lantern Pharma Inc. 2018 Equity Incentive Plan, which was subsequently amended on December 17, 2018, February 26, 2020, October 20, 2022, June 16, 2023 and June 13, 2024. The Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended and restated, is referred to herein as the “Plan”. The Company has reserved 1,864,680 shares of its common stock for issuance under the Plan. The Plan is designed to provide additional incentives to employees, directors and consultants to remain in the service of the Company as well as to encourage stock acquisition by members of these targeted groups, which in the opinion of the management will support the alignment of the interests of the members of these groups and stockholders. Options granted under the Plan are generally exercisable for up to 10 years from grant date. 360,211 shares remain available for future awards under the Plan at December 31, 2025, following the grant of options and the award of restricted stock grants through December 31, 2025.

On September 19, 2025 (the “Effective Date”), the Company’s stockholders approved a one-time stock option repricing (the “Option Repricing”) for certain previously granted and still outstanding options held by the Company’s employees and directors. Pursuant to the Option Repricing, stock options granted under the Plan between June 15, 2020 and November 4, 2021 with an exercise price between $10.21 and $15.21 per share, were repriced to $5.04 per share, which was calculated as 125% of the Company’s average daily volume weighted average price as reported by Nasdaq Stock Market, measured over the 10 trading days ending and including the date the option repricing was approved by the Board of Directors (July 24, 2025).

Under the terms of the Option Repricing, a repriced option will only be exercisable at its original exercise price if, prior to the one-year anniversary of the Effective Date, (a) the option holder’s employment or service is terminated by the Company or by the option holder, or (b) the option is exercised. The repriced options otherwise retained their existing terms and conditions as set forth in the Plan. The Option Repricing resulted in approximately $285,000 of incremental stock compensation expense, which was calculated using the Black-Scholes option-pricing model.

During the year ended December 31, 2025, the Company recognized incremental compensation cost of approximately $80,000 relating to the Option Repricing. At December 31, 2025, there was approximately $205,000 of unrecognized stock-based compensation expense, which is expected to be recognized on a straight-line basis over the remaining service period of 0.71 years. The incremental cost is included in general and administrative expense and research and development expense on the consolidated statements of operations and comprehensive loss.

A summary of stock option activity under the Plan during the years ended December 31, 2025 and 2024 is presented below:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding December 31, 2023	1,091,196	$6.11	880,241	$6.25
Granted	259,000	4.56
Cancelled or expired	(104,502)	6.90
Outstanding December 31, 2024	1,245,694	5.72	971,472	6.07
Granted	88,300	3.31
Exercised	(13,050)	1.03
Cancelled or expired	(24,818)	6.59
Outstanding December 31, 2025	1,296,126	$5.58	1,111,427	$5.87

The weighted average remaining contractual term of outstanding options at December 31, 2025 is 5.39 years. The weighted average remaining contractual term of exercisable options at December 31, 2025 is 4.76 years. The total intrinsic value of options outstanding and exercisable at December 31, 2025 and 2024 was approximately $913,000 and $1,014,000, respectively. The intrinsic value of options exercised during year ended December 31, 2025 was approximately $45,000.

Approximate stock-based compensation relating to options was as follows for the years ended December 31, 2025 and 2024:

	2025	2024
General and administrative	$296,000	$291,000
Research and development	355,000	361,000
	$651,000	$652,000

Total remaining unrecognized compensation expense for non-vested options is approximately $716,000 as of December 31, 2025 and is expected to be recognized over a weighted average period of 1.13 years.

For the years ended December 31, 2025 and 2024, the fair value of each option granted was estimated using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	2025	2024
Term (in years)	5.53	5.58
Risk Free Rate	3.73%	4.15%
Volatility	80.88%	88.35%
Dividend Yield	0.00%	0.00%

Grant Date Fair Value	$2.30	$3.36

The fair value of options is recognized as an expense over the vesting period and forfeitures are accounted for as they occur.

Expected Term -	The Company used a weighted average of time to vesting and maturity date.

Expected Volatility-	Due to the Company’s limited operating history and a lack of company-specific historical and implied volatility data, the Company has in part based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded commensurate with expected term as of grant date. The historical volatility data was computed using the daily closing prices for the selected comparable companies’ shares.

Risk-Free Interest Rate-	The Company used the U.S. treasury bill rate commensurate with the expected term as of grant date.

Expected Dividend-	As the Company has not issued any dividends and does not expect to issue dividends over the life of the options, the Company has estimated the dividend yield to be zero.

Note 7. Marketable Securities

At December 31, 2025, the Company’s debt and equity securities, including approximately $996,000 classified in cash and cash equivalents, consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government and agency securities	$5,225,930	$2,073	$-	$5,228,003
Equity securities				1,883,729
				$7,111,732

Included in cash and cash equivalents				$1,415,346
Included in marketable securities				$5,696,386

At December 31, 2024, the Company’s debt and equity securities, including approximately $2,542,000 classified in cash and cash equivalents, consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Government and agency securities	$11,461,885	$3,270	$(1,670)	$11,463,485
Corporate bonds	1,845,226	953	(944)	1,845,235
Debt securities	$13,307,111	$4,223	$(2,614)	13,308,720
Equity securities				6,429,576
				$19,738,296

Included in cash and cash equivalents				$3,236,312
Included in marketable securities				$16,501,984

The contractual maturities of the Company’s debt securities, including approximately $996,000 classified in cash and cash equivalents, are as follows:

As of December 31, 2025
Due within one year	$5,228,003

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of December 31, 2025 and 2024, our available-for-sale debt securities were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our money market accounts, common stock and mutual funds were valued using quoted prices in active markets for identical assets and are classified as Level 1.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Government and agency securities	$5,228,003	$-	$5,228,003	$-
Money markets	419,220	419,220	-	-
Mutual funds – fixed income	887,627	887,627	-	-
Mutual funds – alternative investments	491,881	491,881	-	-
Common stock	85,001	85,001	-	-
	$7,111,732	$1,883,729	$5,228,003	$-

Included in cash and cash equivalents	$1,415,346
Included in marketable securities	$5,696,386

	Fair Value Measurements as of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Government and agency securities	$11,463,485	$-	$11,463,485	$-
Corporate bonds	1,845,235	-	1,845,235	-
Money markets	694,420	694,420	-	-
Mutual funds – fixed income	3,777,950	3,777,950	-	-
Mutual funds – alternative investments	1,846,650	1,846,650	-	-
Common stock	110,556	110,556	-	-
	$19,738,296	$6,429,576	$13,308,720	$-

Included in cash and cash equivalents	$3,236,312
Included in marketable securities	$16,501,984

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

	For the year ended December 31,
	2025	2024
Warrants	-	70,000
Unvested restricted common stock	10,000	-
Stock options	1,296,126	1,245,694
	1,306,126	1,315,694

Note 10. Income Taxes

Net loss before income taxes in the United States and Australia was approximately $16,980,000 and $139,000, respectively, during the year ended December 31, 2025.

Our effective tax rate differs from the statutory federal tax rate as presented in the following table for the year ended December 31, 2025:

	Amount	Percent
U.S. federal statutory tax rate	$(3,597,000)	21.0%
Research and development credits	(493,000)	2.9
Nontaxable or nondeductible items	110,000	(0.6)
Changes in valuation allowance	3,980,000	(23.3)
	$-	-%

Our effective tax rate differs from the statutory federal tax rate as presented in the following table for the year ended December 31, 2024:

Percent
U.S. federal statutory tax rate	21.0%
Permanent differences	4.0
Valuation allowance	(25.0)
-%

As of December 31, 2025 and 2024, the Company was domiciled in Texas, and due to the losses generated and no revenues, it incurred no current federal or state tax. Furthermore, the Company has not made any income tax payments during the years ended December 31, 2025 and 2024.

The tax effect of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities is presented below.

	December 31,
	2025	2024
Deferred tax assets
Research and development credits	$2,716,190	$2,222,625
Stock-based compensation	624,182	584,840
Net operating loss carryforwards	16,092,865	9,353,936
Research and development amortization	2,324,817	5,617,727
Deferred tax asset	21,758,054	17,779,128

Less: valuation allowance	(21,754,428)	(17,772,997)
Net deferred tax asset	3,626	6,131

Deferred tax liabilities
Unrealized gains on securities	(438)	(1,837)
Operating lease right-of-use assets	(622)	(776)
Fixed assets	(2,566)	(3,518)
Net deferred tax assets	$-	$-

Due to a history of losses the Company has generated since inception, the Company believes it is more-likely-than-not that all of the deferred tax assets will not be realized as of December 31, 2025 and 2024. Therefore, the Company has recorded a full valuation allowance on its deferred tax assets. At December 31, 2025 and 2024, the Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $75,600,000 and $43,600,000, respectively. The NOL carryforwards generated prior to 2018 of approximately $3,100,000 could expire over time beginning in 2035, if not used. The NOL carryforwards generated from January 1, 2018 through December 31, 2025 of approximately $72,500,000 do not expire and are carried forward indefinitely. The Company has state NOLs of approximately $1,000,000 at December 31, 2025. Australian NOLs were approximately $600,000 at December 31, 2025 and can be carried forward indefinitely, but may be subject to limitation in the event of certain corporate stock transactions the Company may enter into in the future. The Company also has approximately $2,700,000 of research and development tax credit carryforwards for federal purposes. These credits begin expiring in 2039. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s NOL carryforwards and research and development credit carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2025, there were no uncertain positions. In addition, interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision, for which there were none. The Company’s U.S. federal operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. The statute of limitations expires three years after the utilization of historical losses.

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

Cash, cash equivalents and marketable securities were as follows at December 31, 2025 and 2024:

	2025	2024
Cash	$2,883,305	$891,603
Cash equivalents	1,539,533	6,619,476
Marketable securities	5,696,386	16,501,984

Research and development study and material costs were as follows during the years ended December 31, 2025 and 2024:

	2025	2024
Research and development studies	$7,111,026	$11,083,607
Research and development materials	255,024	316,435
	$7,366,050	$11,400,042

These financial metrics are used by the CODM to make key operating decisions, such as which research and development studies to commence, extend or discontinue. See the consolidated balance sheets and statements of operations as of and for the years ended December 31, 2025 and 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established for smaller reporting companies.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the quarter ended December 31, 2025, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2026 (the “2026 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(3)	Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.		Description
3.1	(a)	Certificate of Conversion (Texas)
3.2	(a)	Certificate of Conversion (Delaware)
3.3	(a)	Certificate of Incorporation
3.4	(b)	Certificate of Amendment to Certificate of Incorporation
3.5	(b)	Amended and Restated Certificate of Incorporation
3.1.(vi)	(a)	By-laws
4.1	(d)	Specimen Stock Certificate evidencing shares of common stock
4.2	(k)	Description of Capital Stock
10.1	(l)	Second Amended and Restated 2018 Equity Incentive Plan dated October 20, 2022
10.2	(m)	Amendment to Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan
10.3+	(a)	Employment Agreement dated July 23, 2018 with Panna Sharma
10.4+	(f)	Amendment to Employment Agreement dated May 18, 2020 with Panna Sharma
10.5+	(c)	Employment Agreement dated May 18, 2020 with David Margrave
10.6	(o)	Amendment to Employment Agreement with Kishor Bhatia dated December 28, 2023
10.7	(o)	Amendment to Employment Agreement with David Margrave dated December 28, 2023
10.8+	(a)	Form of Indemnification Agreement
10.9#	(a)	Technology License Agreement dated January 15, 2015, with AF Chemicals, LLC
10.10#	(a)	Assignment Agreement dated as of January 5, 2018 with BioNumerik Pharmaceuticals, Inc.
10.11#	(a)	Addendum to Technology License Agreement dated February 8, 2016, with AF Chemicals, LLC
10.12+	(c)	Employment Agreement dated May 18, 2020 with Kishor G Bhatia
10.13	(g)	API Services Project Agreement dated July 10, 2020 with Patheon API Service
10.14#	(h)	Second Addendum to Technology License Agreement dated December 30, 2020 with AF Chemicals, LLC
10.15	(n)	Additional Amendment to Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan
10.16	(p)	Amendment to Employment Agreement with Kishor Bhatia dated January 1, 2025
19.1	(p)	Lantern Pharma Inc. Insider Trading Policy
21.1*		List of Subsidiaries

23.1*		Consent of EisnerAmper LLP, independent registered public accounting firm
31.1*		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**		Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	(o)	Lantern Pharma Inc. Executive Officer Clawback Policy

101.INS*		Inline XBRL Instance Document

101.SCH*		Inline XBRL Taxonomy Extension Schema

101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase

104*		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Incorporated by reference from the Registration Statement on Form S-1 filed April 16, 2020.
(b)	Incorporated by reference from Current Report on Form 8-K filed June 17, 2020.
(c)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 19, 2020.
(d)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 12, 2020.
(e)	Incorporated by reference from Current Report on Form 8-K filed August 21, 2020.
(f)	Incorporated by reference from the Registration Statement on Form S-1/A filed June 8, 2020.
(g)	Incorporated by reference from Quarterly Report on Form 10-Q for the period ending September 30, 2020.
(h)	Incorporated by reference from the Registration Statement on Form S-1 filed January 8, 2021.
(i)	Incorporated by reference from Exhibit 1.1 of the Registration Statement on Form S-1/A filed May 19, 2020.
(j)	Incorporated by reference from Exhibit 10.17 of Annual Report on Form 10-K filed March 10, 2021.
(k)	Incorporated by reference from Exhibit 4.3 of Annual Report on Form 10-K filed March 10, 2021.
(l)	Incorporated by reference from Annual Report on Form 10-K filed March 20, 2023.
(m)	Incorporated by reference from Exhibit A to Registrant’s Definitive Proxy Statement filed April 28, 2023.
(n)	Incorporated by reference from Exhibit A to Registrant’s Definitive Proxy Statement filed April 29, 2024.
(o)	Incorporated by reference from Annual Report on Form 10-K filed March 18, 2024.
(p)	Incorporated by reference from Annual Report on Form 10-K filed March 27, 2025.
+	Indicates a management control or any compensatory plan, contract or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark) because the identified confidential portions (i) are not material and (ii) are of the type that the Registrant treats as private and confidential.

*	Filed herewith.

**	Furnished with this report

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: March 30, 2026	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: March 30, 2026	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Panna Sharma	President, Chief Executive Officer and Director	March 30, 2026
Panna Sharma	(Principal Executive Officer)

/s/ David R. Margrave	Chief Financial Officer	March 30, 2026
David R. Margrave	(Principal Financial and Principal Accounting Officer)

/s/ Donald J. Keyser	Chairman of the Board
Donald J. Keyser		March 30, 2026

/s/ Maria Maccecchini	Director
Maria Maccecchini		March 30, 2026

/s/ David S. Silberstein	Director
David S. Silberstein		March 30, 2026

/s/ Vijay Chandru	Director
Vijay Chandru		March 30, 2026
/s/ Lee Schalop	Director
Lee Schalop		March 30, 2026

