Form 10-K/A
period 2025-12-31
Lantern Pharma Inc.
filed 2026-04-30
CIK 1763950

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

As of April 29, 2026, the registrant had 11,304,697 shares of common stock, $0.0001 par value per share outstanding.

i

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2025 of Lantern Pharma Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “Original Form 10-K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below and the reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

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

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of our current executive officers and directors:

Name	Age	Position
Donald Jeff Keyser(a),(b)	73	Chairman of the Board
Panna Sharma	55	Chief Executive Officer, President and Director
David R. Margrave	66	Chief Financial Officer and Secretary
Kishor G. Bhatia	71	Chief Scientific Officer
Vijay Chandru (c)	72	Director
Maria Maccecchini(a),(b)	75	Director
Lee T. Schalop(a)	62	Director
David S. Silberstein(c)	75	Director

(a)	Member of the Audit Committee of our Board.
(b)	Member of the Compensation Committee of our Board.
(c)	Member of the Nominating and Corporate Governance Committee of our Board.

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

Lee T. Schalop, MD has served as a director since July 2025. In 2009, Dr. Schalop was a co-founder of Oncoceutics, Inc., a clinical-stage drug discovery and development company, and served in various executive roles at Oncoceutics from 2009 to 2021, including Chief Business Officer from 2009 to 2016, Chief Operating Officer from 2016 to 2020 and Chief Executive Officer from 2020 to January 2021, at which time Oncoceutuics was sold to Chimerix Inc. (NASD: CMRX) for $450 million. Since June 2011, Dr. Schalop has also provided advisory services to scientists who have developed novel ideas in biotech, medical devices and life science services and helped them to build new companies. Prior to co-founding Oncoceutics, Dr. Schalop attended the Albert Einstein College of Medicine, graduating with a doctor of medicine degree in 2008. Before attending medical school, Dr. Schalop spent more than 19 years in the financial industry at several major Wall Street firms, including Morgan Stanley, J.P. Morgan, Credit Suisse and Banc of America Securities, including serving as an investment banker from 1985 to 1993 and a research analyst from 1993 to 2004. Dr. Schalop serves on the Supervisory Board of TME Pharma N.V. (Euronext Growth Paris: ALTME), and he served as a Board Observer at Chimerix Inc. until its sale to Jazz Pharmaceuticals in April 2025. He also sits on the advisory board of the Vagelos Program in Life Sciences and Management at the University of Pennsylvania. He is a summa cum laude graduate of the University of Pennsylvania where he earned dual degrees from the University’s Wharton School and College of Arts and Sciences. Based on the above qualifications, the Company believes Dr. Schalop is qualified to be on the Board.

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

Corporate Governance

Audit Committee

Our Audit Committee consists of Donald Jeff Keyser, Maria L. Maccecchini, and Lee T. Schalop, with Dr. Keyser serving as chair. The composition of our Audit Committee meets the requirements for independence under current Nasdaq Stock Market listing standards and SEC rules and regulations. Each member of our Audit Committee meets the financial literacy requirements of the Nasdaq Stock Market listing standards and is also a nonemployee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. Dr. Keyser is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. Both our independent registered public accounting firm and management periodically meet with our Audit Committee.

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

Equity Award Grant Policies

Our Compensation Committee reviews and approves, from time to time, equity award grants to our executive officers. In doing so, our Compensation Committee takes into account the presence of any material nonpublic information concerning our Company when approving awards of options. During 2025, our Compensation Committee did not grant any options to a named executive officer of the Company during the period commencing four business days prior to, and ending one business day following, our disclosure of any material nonpublic information by way of a report filed with the SEC or otherwise.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended December 31, 2025 and 2024 for services provided to the Company and its subsidiaries, which compensation exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)(2)	Other Compensation ($)(3)	Total ($)
Panna Sharma,	2025	$575,000	$178,250	$-	$10,500	$763,750
Chief Executive Officer and President	2024	$575,000	$281,750	$223,534	10,350	$1,090,634

David R. Margrave,	2025	$413,800	$116,480	$44,800	$10,500	$585,580
Chief Financial Officer and Secretary	2024	$413,800	$162,288	$166,448	10,350	$752,886

Kishor Bhatia, Ph.D.,	2025	$189,600	$26,736	$22,400	$5,688	$244,424
Chief Scientific Officer	2024	$316,000	$101,120	$111,650	10,350	$539,120

(1)	For 2025, the fair value of the options granted was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions: term of 5.52 years, risk free rate of 3.71%, volatility of 80.67%, and dividend yield of 0.0%. Based on these assumptions, the grant date fair value is $2.24 per option share.

(2)	For 2024, the fair value of the options granted was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions: term between 5.26 and 5.88 years, risk free rate of between 4.13% and 4.14%, volatility of between 88.15% and 88.67%, and dividend yield of 0.0%. Based on these assumptions, the grant date fair value is between $3.15 and $3.25 per option share.

(3)	Consists of employer contributions made to the Company’s 401(k) plan for the benefit of the named executive officer.

Narrative Disclosure to Officer Compensation Table

We have entered into written employment agreements with the named executive officers, as described below. Each of our named executive officers has also executed our standard form of confidential information and invention assignment agreement.

Employment Agreement with Panna Sharma

We entered into an employment agreement with Mr. Sharma on July 23, 2018, that governs the terms of his employment with us as Chief Executive Officer and President. Mr. Sharma’s employment agreement, as amended, formally expired on November 15, 2024, however, pursuant to its terms, the employment agreement continues to apply to his continued employment, except for the severance and change in control payment provisions included in the employment agreement, which expired on November 15, 2024. Mr. Sharma’s employment agreement provided for an annual base salary of $575,000 during 2024 and 2025. Pursuant to his employment agreement, Mr. Sharma is entitled to an annual cash bonus of up to 50% of his annual base salary, subject to the Company achieving certain operational and strategic milestones mutually agreed upon by the Board and Mr. Sharma and to additional discretionary bonuses to be determined by the Compensation Committee. Mr. Sharma received a cash bonus of $281,750 for fiscal year 2024 and a cash bonus of $178,250 for fiscal year 2025.

As incentive compensation, on July 15, 2024, Mr. Sharma was granted stock options to purchase 70,000 shares of our common stock under the terms and conditions of our Equity Incentive Plan. The exercise price for these options is $4.35 per share. These options are vesting in equal monthly increments over a 24-month period that commenced August 15, 2024.

Mr. Sharma also has the right to participate in the health insurance, vacation and other employee benefit plans and programs generally provided by us to our executive employees in effect from time to time. In 2024 and 2025, the Company made employer contributions of $10,350 and $10,500, respectively, to the Company’s 401(k) plan for the benefit of Mr. Sharma.

On September 19, 2025, our stockholders approved a one-time stock option repricing (“Option Repricing”) for certain previously granted and still outstanding options held by our employees and directors. Pursuant to the Option Repricing, stock options granted under the Lantern Pharma Inc. 2018 Equity Incentive Plan between June 15, 2020 and November 4, 2021 with an exercise price between $10.21 and $15.21 per share, were repriced to $5.04 per share, which was calculated as 125% of the Company’s average daily volume weighted average price as reported by Nasdaq Stock Market, measured over the 10 trading days ending and including the date the option repricing was approved by the Board of Directors (July 24, 2025). Under the terms of the Option Repricing, the repriced exercise price will only apply if the option holder remains as an employee, board member, or consultant to the Company through September 19, 2026 (the one-year anniversary of the date our stockholders approved the Option Repricing). Any exercise of a repriced option occurring prior to September 19, 2026 will be based on the original exercise price of the option.

As part of the Option Repricing, options held by Mr. Sharma to purchase 76,628 shares of common stock at an exercise price of $15.00 per share were repriced to $5.04 per share. Any exercise of a repriced option prior to September 19, 2026 will be based on the original exercise price of the option.

Employment Agreement with David Margrave

We have entered into an employment agreement with Mr. Margrave that governs the terms of his employment with us as our Chief Financial Officer. The term of the employment agreement, as amended, formally expired on November 15, 2024, however, pursuant to its terms, the employment agreement continues to apply to his continued employment, except for the severance and change in control payment provisions included in the employment agreement, which expired on November 15, 2024. Mr. Margrave’s employment agreement provided for an annual base salary of $413,800 during 2024 and 2025. Pursuant to his employment agreement, Mr. Margrave is eligible for an annual cash bonus of up to 40% of his annual base salary, as determined by the Compensation Committee and subject to the Company achieving certain operational and strategic milestones to be mutually agreed upon by the CEO and Mr. Margrave. Mr. Margrave received a cash bonus of $162,288 for fiscal year 2024 and a cash bonus of $116,480 for fiscal year 2025.

As incentive compensation, on July 15, 2024, Mr. Margrave was granted stock options to purchase 52,000 shares of our common stock under the terms and conditions of our Equity Incentive Plan. The exercise price for these options is $4.35 per share. These options are vesting in equal monthly increments over a 24-month period that commenced August 15, 2024. In addition, on December18, 2025, as incentive compensation, Mr. Margrave was granted stock options to purchase 20,000 shares of our common stock under the terms and conditions of our Equity Incentive Plan. The exercise price for these options is $3.24 per share. These options are vesting in equal monthly increments over a 24-month period that commenced January 18, 2026.

Mr. Margrave also has the right to participate in the health insurance, vacation and other employee benefit plans and programs generally provided by us to our executive employees in effect from time to time. In 2024 and 2025, the Company made employer contributions of $10,350 and $10,500, respectively, to the Company’s 401(k) plan for the benefit of Mr. Margrave.

As part of the Option Repricing, options held by Mr. Margrave to purchase 104,400 shares of common stock at a weighted average exercise price of $13.80 per share were repriced to $5.04 per share. Any exercise of a repriced option prior to September 19, 2026 will be based on the original exercise price of the option.

Employment Agreement with Kishor G. Bhatia, Ph.D.

We have entered into an employment agreement with Dr. Bhatia that governs the terms of his employment with us as our Chief Scientific Officer. The term of the employment agreement, as amended, formally expired on January 15, 2026, however, pursuant to its terms, the employment agreement continues to apply to his continued employment, except for the severance and change in control payment provisions included in the employment agreement, which expired on January 15, 2026. Dr. Bhatia’s employment agreement provided for an annual base salary of $316,000 for 2024, and was amended in January 2025 to adjust the minimum hours devoted by Dr. Bhatia per week to the scientific, clinical and therapeutic development operations and affairs of the Company to 24 hours per week, and proportionately adjust Dr. Bhatia’s annual base salary to $189,600. Pursuant to his employment agreement, Dr. Bhatia is eligible for an annual cash bonus of up to 40% of his annual base salary, as determined by the Compensation Committee and subject to the Company achieving certain operational and strategic milestones to be mutually agreed upon by the CEO and Dr. Bhatia. Dr. Bhatia received a cash bonus of $101,120 for fiscal year 2024 and a cash bonus of $26,736 for fiscal year 2025.

As incentive compensation, on July 15, 2024, Dr. Bhatia was granted stock options to purchase 35,000 shares of our common stock under the terms and conditions of our Equity Incentive Plan. The exercise price for these options is $4.35 per share. These options are vesting in equal monthly increments over a 24-month period that commenced August 15, 2024. In addition, on December 18, 2025, as incentive compensation, Dr. Bhatia was granted stock options to purchase 10,000 shares of our common stock under the terms and conditions of our Equity Incentive Plan. The exercise price for these options is $3.24 per share. These options are vesting in equal monthly increments over a 24-month period that commenced January 18, 2026.

Dr. Bhatia also has the right to participate in the health insurance, vacation and other employee benefit plans and programs generally provided by us to our executive employees in effect from time to time. In 2024 and 2025, the Company made employer contributions of $10,350 and $5,688, respectively, to the Company’s 401(k) plan for the benefit of Dr. Bhatia.

As part of the Option Repricing, options held by Dr. Bhatia to purchase 69,600 shares of common stock at a weighted average exercise price of $13.80 per share were repriced to $5.04 per share. Any exercise of a repriced option prior to September 19, 2026 will be based on the original exercise price of the option.

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

Perquisites, Health, Welfare and Retirement Benefits

All of our current named executive officers are eligible to participate in our employee benefit plans, including health insurance for which we pay portions of the premiums, in each case on the same basis as all of our other employees. We pay portions of the premiums for health insurance for all of our employees, including our named executive officers. Our executive officers have the right to participate in the Company’s 401(k) plan, which commenced January 1, 2023. As described in the executive officer narrative disclosure above, the Company made employer contributions to the Company’s 401(k) plan in 2024 and 2025 for the benefit of our executive officers. We generally do not provide perquisites or personal benefits to our named executive officers.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during the fiscal year ended December 31, 2025. Our board of directors may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Second Amended and Restated 2018 Equity Incentive Plan, as Amended

The Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan, as amended (the “Equity Incentive Plan”) was adopted by the Board of Directors and approved by the stockholders on August 29, 2018, and most recently amended on June 13, 2024. The Company has reserved 1,864,680 shares of common stock for issuance under the Equity Incentive Plan, of which options to purchase 1,502,035 shares of our common stock are outstanding as of the date of this report. In addition, as of the date of this report, the Board of Directors has granted four restricted stock awards pursuant to the Equity Incentive Plan that together totaled 100,512 shares of common stock.

The table below contains information as of December 31, 2025 regarding the Equity Incentive Plan. The Company does not have any equity compensation plans that have not been approved by stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,296,126 shares of Common Stock	$5.58 per share	360,211 shares of Common Stock

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total:	1,296,126 shares of Common Stock	$5.58 per share	360,211 shares of Common Stock

Outstanding Equity Awards at December 31, 2025

The following table sets forth certain information concerning equity awards held by our named executive officers as of December 31, 2025:

	Option Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)		Option Expiration Date
Panna Sharma,	8/29/2018	199,558	—		—	$1.03		8/28/2028
Chief Executive Officer, and	12/17/2018	219,302	—		—	$1.03		12/16/2028
President	6/15/2020	76,628	—		—	$15.00	(2)	6/14/2030
	8/8/2022	100,000	—		—	$5.60		8/5/2032
	7/15/2024	49,580	20,420	(1)	—	4.35		7/14/2034

David Margrave,	6/15/2020	78,300	—		—	$15.00	(2)	6/14/2030
Chief Financial Officer and Secretary	10/29/2021	26,100	—		—	$10.21	(2)	10/28/2031
	7/15/2024	36,830	15,170	(1)	—	4.35		7/14/2034
	12/18/2025	—	20,000	(1)	—	3.24		12/17/2035

Kishor Bhatia, Ph.D.	6/15/2020	52,200	—		—	$15.00	(2)	6/14/2030
Chief Scientific Officer	10/29/2021	17,400	—		—	$10.21	(2)	10/28/2031
	7/15/2024	24,786	10,214	(1)	—	4.35		7/14/2034
	12/18/2025	—	10,000	(1)	—	3.24		12/17/2035

(1)	The options vest and first become exercisable in equal monthly increments over a 24-month period commencing on the one-month anniversary of the date of grant.

(2)	Under the terms of the Option Repricing, if the option holder remains as an employee, board member, or consultant to the Company through September 19, 2026, the exercise price will be $5.04 per share. Any exercise prior to September 19, 2026 will be based on the original exercise price of the option.

Non-Employee Director Compensation

Below is a summary of compensation accrued or paid to our non-executive directors during the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Option Awards (2) ($)	Total ($)
Donald J. Keyser	$56,000	$—	$56,000
David S. Silberstein	$46,000	$—	$46,000
Maria Maccecchini	$51,000	$—	$51,000
Vijay Chandru	$51,000	$—	$51,000
Lee T. Schalop (1)	$20,125	$16,100	$36,225

(1)	Dr. Schalop joined the Board in July 2025.

(2)	For the option award, the fair value of the options granted was estimated using the Black-Scholes option-pricing model using the following assumptions: term of 5.76 years, risk free rate of 3.90%, volatility of 84.50%, and dividend yield of 0.0%. Based on these assumptions, the grant date fair value is $3.22 per option share.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 17, 2026, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and named executive officers as a group, and each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than 5% of our outstanding common stock is c/o Lantern Pharma Inc., 1920 McKinney Avenue, 7th Floor, Dallas, Texas 75201. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The beneficial ownership of each person was calculated based on 11,304,697 shares of common stock issued and outstanding as of April 17, 2026

As used in this section, the term “beneficial ownership” with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness. Two or more persons might count as beneficial owners of the same share.

There were approximately 12 holders of record of our shares of common stock as of the date of this report. The number of holders does not include individual participants in security positions listings.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Number	Percent
Officers and Directors
Panna Sharma, Chief Executive Officer, President, and Director(2)	662,570	5.54%
David R. Margrave, Chief Financial Officer and Secretary(3)	158,397	1.38%
Kishor G. Bhatia, Chief Scientific Officer(4)	105,220	*
Donald J. Keyser, Chairman of the Board(5)	111,038	*
David S. Silberstein, Director(6)	37,823	*
Vijay Chandru, Director(7)	32,726	*
Maria Maccecchini, Director(8)	20,401	*
Lee T. Schalop, Director(9)	14,142	*
All Officers and Directors as a group (8 people)	1,142,317	9.21%

5% Stockholders
Biological Mimetics, Inc.(10)	844,125	7.47%
Bios Equity Entities(11	834,752	7.38%
ProPhase Labs, Inc.(12)	631,195	5.58%
Thomas A. Satterfield, Jr.(13)	570,000	5.04%

*	Represents less than 1% of shares outstanding.

(1)	All addresses above are 1920 McKinney Avenue, 7th Floor, Dallas, Texas 75201, unless otherwise stated.

(2)	Consists of 662,570 shares of common stock subject to options exercisable within 60 days. Excludes 2,918 shares of common stock underlying options which are subject to vesting conditions.

(3)	Consists of 158,397 shares of common stock subject to options exercisable within 60 days. Excludes 18,003 shares of common stock underlying options which are subject to vesting conditions.

(4)	Consists of 105,220 shares of common stock subject to options exercisable within 60 days. Excludes 9,380 shares of common stock underlying options which are subject to vesting conditions.

(5)	Consists of (i) 65,279 shares of common stock subject to options exercisable within 60 days, and (ii) 45,759 shares of common stock. Excludes 38,438 shares of common stock underlying options which are subject to vesting conditions.

(6)	Consists of 37,823 shares subject to options exercisable within 60 days. Excludes 31,916 shares of common stock underlying options which are subject to vesting conditions. Dr. Silberstein is a director of Biological Mimetics, Inc. Dr. Silberstein disclaims any beneficial ownership in the shares of our common stock held by Biological Mimetics, Inc.

(7)	Consists of 32,726 shares of common stock subject to options exercisable within 60 days. Excludes 31,916 shares of common stock underlying options which are subject to vesting conditions.

(8)	Consists of 20,401 shares of common stock subject to options exercisable within 60 days. Excludes 33,951 shares of common stock underlying options which are subject to vesting conditions.

(9)	Consists of 14,142 shares of common stock subject to options exercisable within 60 days. Excludes 34,318 shares of common stock underlying options which are subject to vesting conditions.

(10)	Consists of 844,125 shares of common stock. Address is 124 Byte Drive, Frederick, Maryland 21702.

(11)	Consists of (i) 249,037 shares of common stock held by Bios Fund I, LP (“Bios Fund I”), (ii) 145,672 shares of common stock held by Bios Fund I QP, LP (“Bios Fund I QP”), (iii) 287,442 shares of common stock held by Bios Fund II QP, LP (“Bios Fund II QP”), (iv) 88,029 shares of common stock held by Bios Fund II, LP (“Bios Fund II”), (v) 38,479 shares of common stock held by Bios Fund II NT, LP (“Bios Fund II NT”), and (vi) 26,093 shares of common stock held by BP Directors, LP (“Bios Directors”). Bios Equity Partners, LP (“Bios Equity I”) is the general partner of the following entities: Bios Fund I, Bios Fund I QP, and Bios Directors. Bios Equity Partners II, LP (“Bios Equity II”) is the general partner of Bios Fund II QP, Bios Fund II, and Bios Fund II NT. Cavu Management, LP, an entity managed and controlled by Mr. Leslie W. Kreis, Jr., and Bios Capital Management, LP, an entity managed and controlled by Mr. Aaron Fletcher, are the general partners of Bios Equity I and Bios Equity II. Cavu Advisors LLC, an entity that is managed and controlled by Mr. Kreis, is the general partner of Cavu Management LP. Bios Advisors GP, LLC, an entity that is managed and controlled by Mr. Fletcher, is the general partner of Bios Capital Management, LP. The shares owned by Bios Fund I, Bios Fund I QP, Bios Fund II, Bios Fund II QP, Bios Fund II NT and Bios Directors (“Bios Equity Entities”) are aggregated for purposes of reporting share ownership information. Mr. Kreis and Mr. Fletcher share voting and investment control with respect to shares held by the Bios Equity Entities. The address for the Bios Equity Entities is 1751 River Run, Suite 400, Fort Worth, Texas 76107. Based on a Schedule 13D/A filed by the reporting entities on April 16, 2026.

(12)	Consists of 631,195 shares of common stock based on a Schedule 13-G/A filed by the reporting entity on February 14, 2024. Address is 711 Stewart Ave, Suite 200, Garden City, New York 11530.

(13)	Consists of 95,000 shares of common stock held by the reporting person with sole voting and dispositive power; 45,000 shares of common stock held by Tomsat Investment & Trading Co., Inc., a corporation controlled by Mr. Satterfield and of which he serves as President; 250,000 shares of common stock are held by Caldwell Mill Opportunity Fund, LLC which fund is managed by an entity of which Mr. Satterfield owns a 50% interest and serves as Chief Investment Manager; 150,000 shares of common stock are held by A.G. Family L.P., a partnership managed by a general partner controlled by Mr. Satterfield; and 30,000 shares of common stock are held by Satterfield Vintage Investments, L.P. Tomsat Investment & Trading Co., Inc. and A.G. Family L.P. jointly own a majority of Satterfield Vintage Investments, L.P.’s equity, and Tomsat Investment & Trading Co., Inc. is the general partner of Satterfield Vintage Investments, L.P. The address for the reporting person is 15 Colley Cove Drive, Gulf Breeze, Florida 32561. Based on a Schedule 13G filed by the reporting person on April 3, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed elsewhere in this report, the following is a description of each transaction since January 1, 2024 to which we were a party, in which:

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

On November 21, 2023, we entered into separate Securities Purchase Agreements with Bios Fund I QP, LP and Bios Fund I, LP (the “Bios Entities”) pursuant to which we agreed to purchase from the Bios Entities a total of 145,348 shares (the “Shares”) of our common stock, at a purchase price of $3.44 per share, for a total purchase price of $499,997.12. The agreements contained customary representations, warranties, and covenants for agreements of such nature. The transactions under the agreements closed prior to November 30, 2023. The Bios Entities are part of a related family of investment partnerships under common control, which collectively beneficially own approximately 7.38% of our issued and outstanding shares of common stock.

In May 2021, we entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, we and Actuate have collaborated on the utilization of our RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, we received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In August 2024, Actuate announced the closing of its initial public offering (“IPO”), which also included a reverse stock split. Following the reverse stock split and the IPO, we hold 13,889 shares of Actuate common stock. The Collaboration Agreement expired on March 31, 2024. Certain of the Bios Equity Entities hold substantial beneficial ownership interests in both the Company and Actuate. Leslie W. Kreis, Jr., a director of the Company until June 8, 2022, is also a former director of Actuate.

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

Director Independence

Our Board currently consists of six (6) members, five (5) of whom are independent under the listing standards for independence of the NASDAQ and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”).

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

Item 14. Principal Accountant Fees and Services

Fees Incurred for Services by Principal Accountant

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2025 and 2024 by our independent registered public accounting firm, EisnerAmper LLP and their affiliates.

	2025	2024
Audit Fees(A)	$194,250	$215,000
Comfort Letter Fees	134,400	-
Audit-Related Fees(B)	105,525	144,113
Tax Fees	25,200	22,050
	$459,375	$381,163

(A) The audit fees consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with the statutory and regulatory filings or engagements and capital market financings.

(B) The audit-related fees are for the audit and review of financial statements and other audit-related services relating to Starlight Therapeutics Inc., a wholly owned subsidiary of the Company, during the periods ended December 31, 2025 and 2024.

Pre-Approval Policies and Procedures

Our Audit Committee has responsibility for selecting, appointing, evaluating, compensating, retaining and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, our Audit Committee has established policies and procedures in its charter regarding pre-approval of any audit and non-audit service provided to the Company by our independent registered public accounting firm and the fees and terms thereof. Our Audit Committee pre-approved all of the services provided by our independent registered public accounting firm during 2025 and 2024.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(c)	Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.		Description
3.1	(a)	Certificate of Conversion (Texas)
3.2	(a)	Certificate of Conversion (Delaware)
3.3	(a)	Certificate of Incorporation
3.4	(b)	Certificate of Amendment to Certificate of Incorporation
3.5	(b)	Amended and Restated Certificate of Incorporation
3.6	(a)	By-laws
3.7	(p)	Amendment No. 1 to By-laws
3.8	(t)	Amendment No. 2 to By-laws
4.1	(d)	Specimen Stock Certificate evidencing shares of common stock
4.2	(k)	Description of Capital Stock
10.1+	(l)	Second Amended and Restated 2018 Equity Incentive Plan dated October 20, 2022
10.2+	(m)	Amendment to Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan
10.3+	(a)	Employment Agreement dated July 23, 2018 with Panna Sharma
10.4+	(f)	Amendment to Employment Agreement dated May 18, 2020 with Panna Sharma
10.5+	(c)	Employment Agreement dated May 18, 2020 with David Margrave
10.6+	(o)	Amendment to Employment Agreement with Kishor Bhatia dated December 28, 2023
10.7+	(o)	Amendment to Employment Agreement with David Margrave dated December 28, 2023
10.8+	(a)	Form of Indemnification Agreement
10.9	(u)	ATM Sales Agreement, dated July 3, 2025, by and between Lantern Pharma Inc. and ThinkEquity LLC
10.10#	(a)	Technology License Agreement dated January 15, 2015, with AF Chemicals, LLC
10.11#	(a)	Assignment Agreement dated as of January 5, 2018 with BioNumerik Pharmaceuticals, Inc.
10.12#	(a)	Addendum to Technology License Agreement dated February 8, 2016, with AF Chemicals, LLC

10.13+	(c) Employment Agreement dated May 18, 2020 with Kishor G Bhatia
10.14	(g) API Services Project Agreement dated July 10, 2020 with Patheon API Service
10.15#	(h) Second Addendum to Technology License Agreement dated December 30, 2020 with AF Chemicals, LLC
10.16	(n) Additional Amendment to Second Amended and Restated Lantern Pharma Inc. 2018 Equity Incentive Plan
10.17+	(q) Amendment to Employment Agreement with Kishor Bhatia dated January 1, 2025
10.18+	(r) Amendment to Employment Agreement with Panna Sharma dated December 28, 2023
19.1	(q) Lantern Pharma Inc. Insider Trading Policy
21.1	(s) List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(s) Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	(o) Lantern Pharma Inc. Executive Officer Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Incorporated by reference from the Registration Statement on Form S-1 filed April 16, 2020.
(b)	Incorporated by reference from Current Report on Form 8-K filed June 17, 2020.
(c)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 19, 2020.
(d)	Incorporated by reference from the Registration Statement on Form S-1/A filed May 12, 2020.
(e)	Incorporated by reference from Current Report on Form 8-K filed August 21, 2020.
(f)	Incorporated by reference from the Registration Statement on Form S-1/A filed June 8, 2020.
(g)	Incorporated by reference from Quarterly Report on Form 10-Q for the period ending September 30, 2020.
(h)	Incorporated by reference from the Registration Statement on Form S-1 filed January 8, 2021.
(i)	Incorporated by reference from Exhibit 1.1 of the Registration Statement on Form S-1/A filed May 19, 2020.
(j)	Incorporated by reference from Exhibit 10.17 of Annual Report on Form 10-K filed March 10, 2021.
(k)	Incorporated by reference from Exhibit 4.3 of Annual Report on Form 10-K filed March 10, 2021.
(l)	Incorporated by reference from Annual Report on Form 10-K filed March 20, 2023.
(m)	Incorporated by reference from Exhibit A to Registrant’s Definitive Proxy Statement filed April 28, 2023.
(n)	Incorporated by reference from Exhibit A to Registrant’s Definitive Proxy Statement filed April 29, 2024.
(o)	Incorporated by reference from Annual Report on Form 10-K filed March 18, 2024.
(p)	Incorporated by reference from Current Report on Form 8-K filed on May 24, 2024.
(q)	Incorporated by reference from Annual Report on Form 10-K filed March 27, 2025.
(r)	Incorporated by reference from Form 10-K/A filed April 30, 2025.
(s)	Incorporated by reference from Annual Report on Form 10-K filed March 30, 2026.
(t)	Incorporated by reference from Current Report on Form 8-K filed July 29, 2025.
(u)	Incorporated by reference from Current Report on Form 8-K filed July 3, 2025.
+	Indicates a management control or any compensatory plan, contract or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark) because the identified confidential portions (i) are not material and (ii) are of the type that the Registrant treats as private and confidential.

*	Filed herewith.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: April 29, 2026	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

