Form 10-Q
period 2026-03-31
Lantern Pharma Inc.
filed 2026-05-15
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026 the registrant had 11,304,697 shares of common stock, $0.0001 par value per share outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements relating to:

●	the existence of substantial doubt regarding our ability to continue as a going concern in the absence of obtaining substantial additional funding;

●	our ability to secure sufficient funding and alternative sources of funding to support our existing and proposed preclinical studies and clinical trials;

●	the potential advantages of our RADR® platform in identifying drug candidates and patient populations that are likely to respond to a drug candidate;

●	our strategic plans to advance the development of any of our drug candidates;

●	our strategic plans to expand the number of data points that our RADR® platform can access and analyze;

●	our strategic plans to advance our withZeta.ai platform

●	our research and development efforts of our internal drug discovery and development programs and antibody drug conjugate (ADC) development program and the utilization of our RADR® platform to streamline the drug development process;

●	the initiation, timing, progress, and results of our preclinical studies or clinical trials for any of our drug candidates;

●	our intention to leverage artificial intelligence, machine learning and biomarker data to streamline the drug development process and to identify patient populations that would likely respond to a drug candidate;

●	our plans to discover and develop drug candidates and to maximize their commercial potential by advancing such drug candidates ourselves or in collaboration with others;

●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash, cash equivalents and marketable securities;

●	our estimates regarding the potential market opportunity for our drug candidates we or any of our collaborators may in the future develop;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our expectations related to future expenses and expenditures;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

ii

●	our ability to source our needs for skilled labor in the fields of artificial intelligence, genomics, biology, oncology and drug development; and

●	the impact of government laws and regulations on the development and commercialization of our drug candidates and ADC development program.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K (“2025 Form 10-K”), for the year ended December 31, 2025 filed with the Securities and Exchange Commission, or the SEC, on March 30, 2026, and have identified other factors such as the results of our clinical trials, and the impact of competition, that we believe could cause actual results or events to differ materially from the forward-statements that we make. Furthermore, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q and the documents that we file with the SEC with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed elsewhere in this Quarterly Report on Form 10-Q and those listed under the Risk Factors section of our 2025 Form 10-K. You may access our 2025 Form 10-K under the investor SEC filings tab of our website at www.lanternpharma.com or on the SEC’s website at www.sec.gov. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

On May 13, 2026, we announced plans to create an independent business entity composed of the AI platform, withZeta.ai, and related technologies and personnel under the leadership of our CEO Mr. Panna Sharma. We intend to separate the withZeta.ai assets and technologies into an independent business entity in order to access dedicated funding sources and potentially realize valuation multiples separate from our primary drug development operations, which such entity we anticipate will become a newly listed company on a national stock exchange or market. However, there can be no assurance that we will be successful in advancing and obtaining funding for the new entity and there can be no assurance that any such entity will realize commercial success. Our withZeta.ai platform is in its early stage of commercial development and is subject to all of the risks of a new start-up business activity.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,917,796	$4,422,838
Marketable securities	1,405,057	5,696,386
Prepaid expenses & other current assets	734,407	683,948
Total current assets	7,057,260	10,803,172

Property and equipment, net	28,022	31,875
Operating lease right-of-use assets	56,868	75,595
Deferred offering costs	54,827	88,431
Other assets	26,090	36,738

TOTAL ASSETS	$7,223,067	$11,035,811

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,718,290	$4,423,048
Operating lease liabilities, current	59,076	78,539
Total current liabilities	3,777,366	4,501,587

TOTAL LIABILITIES	3,777,366	4,501,587

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock (1,000,000 authorized at March 31, 2026 and December 31, 2025; $.0001 par value) (Zero shares issued and outstanding at March 31, 2026 and December 31, 2025)	-	-
Common Stock (25,000,000 authorized at March 31, 2026 and December 31, 2025; $.0001 par value) (11,254,697 shares issued and outstanding at March 31, 2026 and December 31, 2025)	1,125	1,125
Additional paid-in capital	99,954,439	99,652,724
Accumulated other comprehensive (loss) income	(35,637)	25,430
Accumulated deficit	(96,474,226)	(93,145,055)
Total stockholders’ equity	3,445,701	6,534,224

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,223,067	$11,035,811

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
General and administrative	$1,680,375	$1,510,077
Research and development	1,724,872	3,263,955
Total operating expenses	3,405,247	4,774,032
Loss from operations	(3,405,247)	(4,774,032)
Interest income	42,160	149,790
Other income, net	33,916	87,459

NET LOSS	$(3,329,171)	$(4,536,783)

Net loss per share of common shares, basic and diluted	$(0.30)	$(0.42)
Weighted-average number of common shares outstanding, basic and diluted	11,253,030	10,784,725

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2026	2025

NET LOSS	$(3,329,171)	$(4,536,783)

Other comprehensive loss
Unrealized loss on available-for-sale securities	(2,050)	(8,202)
Unrealized loss on foreign currency translation	(59,017)	(14,054)
Other comprehensive loss	(61,067)	(22,256)
Comprehensive loss	$(3,390,238)	$(4,559,039)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock Number	Preferred Stock	Common Stock Number of	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	of Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance, December 31, 2024	-	$-	10,784,725	$1,078	$97,058,323	$153,990	$(76,025,617)	$21,187,774
Stock-based compensation	-	-	-	-	147,750	-	-	147,750
Net loss	-	-	-	-	-	-	(4,536,783)	(4,536,783)
Other comprehensive loss	-	-	-	-	-	(22,256)	-	(22,256)
Balance, March 31, 2025	-	$-	10,784,725	$1,078	$97,206,073	$131,734	$(80,562,400)	$16,776,485

Balance, December 31, 2025	-	$-	11,254,697	$1,125	$99,652,724	$25,430	$(93,145,055)	$6,534,224
Vesting of restricted common stock issued for services	-	-	-	-	38,800	-	-	38,800
Stock-based compensation	-	-	-	-	262,915	-	-	262,915
Net loss	-	-	-	-	-	-	(3,329,171)	(3,329,171)
Other comprehensive loss	-	-	-	-	-	(61,067)	-	(61,067)
Balance, March 31, 2026	-	$-	11,254,697	$1,125	$99,954,439	$(35,637)	$(96,474,226)	$3,445,701

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,329,171)	$(4,536,783)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,853	4,574
Non-cash lease adjustments	18,727	47,789
Vesting of restricted common stock issued for services	38,800	-
Stock-based compensation	262,915	147,750
Write-off of deferred offering costs	33,604	-
Accretion of discounts on available for sale debt securities, net	(20,172)	(71,373)
Foreign currency remeasurement gain	(77,286)	(17,278)
Realized gain on redemptions of available for sale debt securities	-	(10,368)
Realized loss on redemption of equity securities	-	142,248
Unrealized loss (gain) on equity securities	59,451	(151,264)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(49,508)	133,375
Accounts payable and accrued expenses	(705,025)	(15,554)
Operating lease liabilities	(19,463)	(48,726)
Other assets	10,648	-
Net cash flows used in operating activities	(3,772,627)	(4,375,610)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,159)
Purchases of marketable securities	-	(4,983,854)
Redemptions of marketable securities	4,250,000	8,224,344
Net cash flows provided by investing activities	4,250,000	3,239,331

Effect of foreign exchange rates on cash	17,585	2,802

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	494,958	(1,133,477)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,422,838	7,511,079

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,917,796	$6,377,602
Non-cash investing and financing activities:
Deferred offering costs in accounts payable and accrued expenses	$10,000	$-

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its RADR® platform. This now includes three lead drug candidates and an Antibody Drug Conjugate (ADC) program directed towards 11 disclosed therapeutic targets:

●	LP-300 (Tavocept), which we are advancing in a Phase 2 clinical trial, the Harmonic™ trial, focused on never smokers with advanced non-small cell lung cancer;

●	LP-184, which has potential for treatment of solid tumors including breast, bladder, lung and pancreatic cancers, and glioblastoma and other CNS cancers. We have completed enrollment in a Phase 1a clinical trial for LP-184. Following the formation of Starlight, the Company now refers to the molecule LP-184, as it is developed in CNS indications, as “STAR-001”;

●	LP-284, the stereoisomer (enantiomer) of LP-184, is in a Phase 1 clinical trial, and has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184; and

●	Our ADC program is focused on developing highly specific ADCs with highly potent drug payloads.

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2025. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2025 year-end condensed consolidated balance sheet data in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025 and the notes thereto included in the Company’s Annual Report on Form 10-K, dated March 30, 2026, on file with the Securities and Exchange Commission.

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Any reference in these notes to applicable guidance refers to Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). To date, the Company has operated its business as one segment. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Lantern Pharma Limited (for the quarter ended March 31, 2025), Lantern Pharma Australia Pty Ltd. and Starlight Therapeutics Inc. All intercompany balances and transactions have been eliminated in consolidation.

Note 2. Liquidity and Going Concern

The Company incurred a net loss of approximately $3,329,000 and $4,537,000 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had working capital of approximately $3,280,000.

The Company plans to pursue periodic capital raises and also plans to apply for grant funding in the future to assist in supporting its capital needs. In July 2025, the Company entered into an ATM Sales Agreement (“ATM”), with ThinkEquity LLC (“ThinkEquity”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock from time to time, in “at-the-market” offerings to or through its sales agent.

As described in Note 10, on May 12, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with institutional investors, pursuant to which the Company agreed to issue and sell to such investors in a registered direct offering (i) 1,454,175 shares common stock of the Company, at an offering price of $2.06 per share, and (ii) pre-funded warrants to purchase up to 681,748 shares of common stock (the “Pre-Funded Warrants”) in lieu of the Common Shares, at an offering price of $2.0599 (such registered direct offering, the “Offering”). The Offering closed on May 14, 2026, and the Company received gross proceeds of approximately $4.4 million from the Offering, before deducting Offering expenses payable by the Company, including the fees of the placement agent for the Offering. In addition, in a concurrent private placement, the Company agreed to issue to such investors warrants to purchase up to 2,135,923 shares of common stock, at an exercise price of $2.27 per share. We may also explore the possibility of additional manners of offering our equity securities and entering into commercial credit facilities as an additional source of liquidity.

We believe that our cash, cash equivalents, and marketable securities on hand as of the date of this report, including the net proceeds from the Offering of shares of common stock and Pre-Funded Warrants, will enable us to fund our operating expenses and capital expenditure requirements until approximately the middle of the first quarter of 2027. We will need substantial additional capital to fund our operations beyond that time period, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

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

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with an original maturity of 3 months or less to be cash equivalents. Cash equivalents at March 31, 2026 and December 31, 2025 were approximately $2,533,000 and $1,540,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s condensed consolidated balance sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2026 totaled approximately $734,000 and included approximately $546,000 of upfront payments for contractor fees, academic research studies and services, and subscriptions, approximately $156,000 of prepaid annual insurance fees, and approximately $32,000 of receivables from dividends and tax incentives.

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

Marketable Securities

The Company’s marketable securities at March 31, 2026 consist of mutual funds and common stock. The Company’s marketable securities at December 31, 2025 consist of government and agency securities, mutual funds and common stock. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets.

Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and recorded as a separate component within accumulated other comprehensive income (loss) on the condensed consolidated balance sheets until realized. Interest is reported within interest income on the condensed consolidated statements of operations. We evaluate our available-for-sale debt securities to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The allowance for credit losses is zero at March 31, 2026 and December 31, 2025, and there were no credit losses recorded during the three months ended March 31, 2026 and 2025.

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

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting, and other direct costs incurred in connection with the Company’s ATM financing activities. These costs are capitalized as incurred and recognized as a reduction of additional paid-in capital in the consolidated statements of stockholders’ equity when shares are issued. At March 31, 2026 and December 31, 2025, the Company had approximately $55,000 and $88,000, respectively, of deferred offering costs related to the ATM. At March 31, 2026, stock issuances of up to $13,905,453 remained available under the ATM, subject to certain limits that may vary from time to time. If the Company terminates the ATM or deems it probable that the full amount available will not be utilized, the related deferred offering costs will be expensed and recognized in general and administrative expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2026, the Company expensed approximately $33,000 of deferred offering costs.

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

Note 4. Commitments and Contingencies

General

The Company has entered into, and expects to enter into from time to time in the future, license agreements, strategic alliance agreements, assignment agreements, research service agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements (collectively, the “License, Strategic Alliance, and Research Agreements”) are described in detail in the Company’s 2025 Form 10-K. While specific amounts will fluctuate from quarter to quarter based on clinical trials progress, advancement and completion of research studies and manufacturing projects, and other factors, the Company believes its overall activities regarding License, Strategic Alliance, and Research Agreements are materially consistent with those described in the 2025 Form 10-K, as supplemented by the discussion in the following paragraph.

In addition to the specific agreements described in the 2025 Form 10-K, the Company has entered into, and will in the future enter into, other research and service provider agreements for the advancement of its product candidates and research and development efforts. The Company expects to pay additional amounts in future periods in connection with existing and future research and service provider agreements.

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the three months ended March 31, 2026 and 2025, respectively. These expensed amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
	2026	2025
Amount Expensed for License, Strategic Alliance, and Research Agreements	$503,000	$1,181,000

Set forth below at March 31, 2026 and December 31, 2025, respectively, are (1) the approximate amounts accrued and payable under License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying condensed consolidated balance sheets.

	March 31,	December 31,
	2026	2025

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$919,000	$1,360,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$298,000	$220,000

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate have collaborated on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2023, the term of the Collaboration Agreement was extended until March 31, 2024. Certain affiliates of Bios Partners beneficially own greater than 5% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through March 31, 2026, no revenues have been recognized under the Collaboration Agreement.

In August 2024, Actuate announced the closing of its initial public offering (“IPO”), which also included a reverse stock split. Following the reverse stock split and the IPO, the Company holds 13,889 shares of common stock, which can be sold by the Company without restriction in accordance with Rule 144 of the Securities Act of 1933. At March 31, 2026 and December 31, 2025, the Actuate common stock held by the Company had a fair value of approximately $38,000 and $85,000, respectively, which were included in marketable securities on the Company’s condensed consolidated balance sheets.

Note 5. Leases

The following provides balance sheet information related to leases as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Assets
Operating lease, right-of-use asset, net	$56,868	$75,595
Liabilities
Current portion of operating lease liabilities	$59,076	$78,539

At March 31, 2026, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2026 (remaining nine months)	$60,750
Less amount representing interest	(1,674)
Present value of future minimum lease payments	59,076
Less current portion of operating lease liabilities	(59,076)
Operating lease liabilities, net of current portion	$-

At March 31, 2026 and December 31, 2025, the Company has a non-cancelable operating lease for office space in Atlanta, Georgia that requires monthly payments of $6,750 through December 31, 2026. The lease is subject to automatic renewal on a month-to-month basis unless the Company provides three-months written notice to the landlord. The exercise of lease renewal options is at the Company’s sole discretion and is assessed as to whether to include any renewals in the lease term at inception.

The following table provides a reconciliation for the Company’s right of use assets and lease liabilities:

	Operating	Operating
	Right-of- Use	Lease
	Assets	Liabilities
Balance at December 31, 2025	$75,595	$78,539
Amortizations and reductions	(18,727)	(19,463)
Balance at March 31, 2026	$56,868	$59,076

Other supplemental information related to operating leases is as follows:

	As of March 31,
	2026	2025
Weighted average remaining term of operating leases (in years)	0.75	1.09
Weighted average discount rate of operating leases	6.75%	9.50%

The Company also leases office space in Dallas, Texas under two leases. One lease is month-to-month, while the other has a contractual term of one year and ends November 30, 2026. The Company also leases space for material storage and handling under a one-year lease that continues through September 2026. The storage lease is cancelable with 45-days’ written notice. Leases with contractual periods of twelve months or less are accounted for under the short-term lease measurement and recognition exemption allowed for by ASC 842. Rent expense is recorded as incurred for these leases.

The components of lease expense were approximately as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$19,600	$53,000
Short-term lease cost	22,400	4,800
	$42,000	$57,800

During the three months ended March 31, 2026 and 2025, cash used in operating activities associated with operating leases was approximately $20,000 and $54,000, respectively.

Note 6. Stockholders’ Equity

Common Stock

As of March 31, 2026 and December 31, 2025, the Company had 25,000,000 authorized shares of common stock, of which 11,254,697 shares were issued and outstanding.

During the three months ended March 31, 2026, 10,000 shares of restricted common stock issued to a service provider in December 2025 vested, resulting in $38,800 of expense.

Options

A summary of stock option activity under the Plan, during the three months ended March 31, 2026 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2025	1,296,126	$5.58
Granted	228,070	3.49
Cancelled or expired	(22,161)	7.91
Outstanding March 31, 2026	1,502,035	$5.23

The weighted average remaining contractual term of options outstanding and exercisable at March 31, 2026 is 5.80 years and 4.74 years, respectively. Options were exercisable for 1,166,262 shares of common stock at March 31, 2026 at a weighted average exercise price of $5.71. The intrinsic value of options outstanding and exercisable at March 31, 2026 was approximately $155,000.

Stock-based compensation relating to stock options was as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
General and administrative	$165,476	$73,753
Research and development	97,439	73,997
Total stock-based compensation	$262,915	$147,750

Note 7. Fair Value Measurements

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of March 31, 2026 our U.S. treasury bills were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our money markets, common stock and mutual funds were valued using quoted prices in active markets for identical assets and are classified as Level 1.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of March 31, 2026
Description	Total	Level 1	Level 2	Level 3
United States treasury bills	$1,793,547	$-	$1,793,547	$-
Money markets	422,953	422,953	-	-
Mutual funds – fixed income	882,672	882,672	-	-
Mutual funds – alternative investments	484,329	484,329	-	-
Common stock	38,056	38,056	-	-
	$3,621,557	$1,828,010	$1,793,547	$-

Included in cash and cash equivalents	$2,216,500
Included in marketable securities	$1,405,057

Note 8. Loss Per Share

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

	Outstanding at March 31,
	2026	2025
Warrants	-	70,000
Stock options	1,502,035	1,242,378
	1,502,035	1,312,378

Note 9. Segment Reporting

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

Cash, cash equivalents and marketable securities were as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Cash	$2,384,850	$2,883,305
Cash equivalents	2,532,946	1,539,533
Marketable securities	1,405,057	5,696,386

Research and development study and material costs were as follows during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Research and development studies	$769,959	$2,063,736
Research and development materials	34,444	62,515
	$804,403	$2,126,251

These financial metrics are used by the CODM to make key operating decisions, such as which research and development studies to commence, extend or discontinue. See the condensed consolidated balance sheets and statements of operations as of March 31, 2026 and December 31, 2025, as well as the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025.

Note 10. Subsequent Events

On May 12, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with institutional investors, pursuant to which the Company agreed to issue and sell to such investors in a registered direct offering (i) 1,454,175 shares common stock of the Company, at an offering price of $2.06 per share, and (ii) pre-funded warrants to purchase up to 681,748 shares of common stock (the “Pre-Funded Warrants”) in lieu of the Common Shares, at an offering price of $2.0599 (such registered direct offering, the “Offering”). The Offering closed on May 14, 2026, and the Company received gross proceeds of approximately $4.4 million from the Offering, before deducting Offering expenses payable by the Company, including the fees of the placement agent for the Offering. In addition, in a concurrent private placement, the Company agreed to issue to such investors warrants to purchase up to 2,135,923 shares of common stock, at an exercise price of $2.27 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from the plans, intentions, expectations and other forward-looking statements included in the discussion below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those factors discussed in the Risk Factors section of our 2025 Form 10-K on file with the SEC.

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

On May 13, 2026, we announced plans to create an independent business entity composed of the AI platform, withZeta.ai, and related technologies and personnel under the leadership of our CEO Mr. Panna Sharma. We intend to separate the withZeta.ai assets and technologies into an independent business entity in order to access dedicated funding sources and potentially realize valuation multiples separate from our primary drug development operations, which such entity we anticipate will become a newly listed company on a national stock exchange or market.

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

We are conducting a targeted phase 2 trial (the Harmonic™ trial) for LP-300 in never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. Based on the successful outcome in May 2026 from a Type C meeting request with the FDA focused on the LP-300 Harmonic™ clinical trial, we have determined to focus future Harmonic™ enrollment on patients with the EGFR exon 21 L858R mutation, a subtype of tyrosine kinase mutations that demonstrates lower sensitivity and inferior treatment outcome to osimertinib based therapy. Preliminary analysis of Harmonic™ study data suggests that patients with this mutation may derive greater clinical benefit from the LP-300 triplet regimen. Our candidate LP-184 has shown promising in-vitro and in vivo anticancer activity in multiple solid tumor indications (including triple negative breast, lung, bladder, glioblastoma and pancreatic cancer), and enrollment has been completed in a Phase 1a clinical trial for LP-184. Based on the results and insights from the LP-184 Phase 1a clinical trial, we are advancing and optimizing development plans for multiple future LP-184 clinical studies. Our candidate LP-284 has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. LP-284 is currently in a Phase 1A clinical trial.

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

To date, except for a prior research grant, we have not generated any revenue, we have incurred net losses and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $3,329,000 and $4,537,000 for the three months ended March 31, 2026 and 2025, respectively.

Our net losses have primarily resulted from costs incurred in licensing and developing the drug candidates in our pipeline, planning, preparing and conducting preclinical studies and clinical testing, and general and administrative activities associated with our operations. We expect to continue to incur significant expenses and corresponding operating losses for the foreseeable future as we continue to advance our pipeline. Our costs may further increase as we conduct additional preclinical studies and clinical trials and potentially seek regulatory clearance for and prepare to commercialize our drug candidates. We expect to incur significant expenses to continue to build the infrastructure necessary to support our operations, preclinical studies, clinical trials, and potential commercialization, including manufacturing, marketing, sales and distribution functions. We have experienced and will continue to experience substantial costs associated with operating as a public company.

Components of Our Results of Operations

Revenues

We did not recognize revenues for the three-month periods ended March 31, 2026 and 2025.

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

●	expenses incurred towards research and development employees, consultants, outside contractors, laboratories, clinical sites, and investigators that conduct our preclinical or clinical research activities; and

●	the cost of acquiring and developing preclinical and clinical study materials and lab supplies, including manufacturing costs related to our drug candidates.

We expense research and development costs to operations as incurred.

Our research and development expenses by project category for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months	Three Months
	Ended March 31, 2026	Ended March 31, 2025
LP-300	$683,289	$1,007,908
LP-184	548,914	1,361,464
LP-284	219,943	456,471
RADR® Platform	209,470	253,579
Other *	63,256	184,533
Total research and development expenses	$1,724,872	$3,263,955

*	LP-100 and ADC Program expenses are included in “Other.”

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

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, insurance, the cost of various consultants, investor relations, occupancy costs, and information systems costs.

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

Summary Results of Operations for the Three Months Ended March 31, 2026 and 2025 (unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
General and administrative	$1,680,375	$1,510,077
Research and development	1,724,872	3,263,955
Total operating expenses	3,405,247	4,774,032
Loss from operations	(3,405,247)	(4,774,032)
Interest income	42,160	149,790
Other income, net	33,916	87,459
NET LOSS	$(3,329,171)	$(4,536,783)

Comparison of the Three Months Ended March 31, 2026 and 2025

General and Administrative Expenses

General and administrative expenses increased approximately $170,000, or 11%, from approximately $1,510,000 for the three months ended March 31, 2025 to approximately $1,680,000 for the three months ended March 31, 2026. The increase was primarily attributable to increases in patent costs of approximately $99,000, increases in salaries and benefit expenses of approximately $71,000, and increases in business development and investor relations expenditures of approximately $36,000. These increases were partially offset by decreases in travel expenses of approximately $16,000 and rent of approximately $15,000.

Research and Development Expenses

Research and development expenses decreased approximately $1,539,000, or 47%, from approximately $3,264,000 for the three months ended March 31, 2025 to approximately $1,725,000 for the three months ended March 31, 2026. The decrease was attributable to reductions in research studies and materials costs of approximately $1,322,000 relating to the conduct and support of our clinical trials, and decreases in salaries and benefit expenses of approximately $246,000. These decreases were partially offset by increases in consulting expenses of approximately $16,000 and increases in licensing fees of approximately $12,000.

Interest and Other Income, Net

Interest income decreased approximately $108,000, or 72%, from approximately $150,000 for the three months ended March 31, 2025 to approximately $42,000 for the three months ended March 31, 2026. This decrease was primarily due to reductions in the amount of marketable securities held by us during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Other income, net decreased approximately $53,000, or 61%, from approximately $87,000 for the three months ended March 31, 2025 to approximately $34,000 for the three months ended March 31, 2026. This decrease was primarily attributable to reductions in dividend income and other investment income of $23,000 and $90,000, respectively. These declines in other income, net, were offset, in part by an increase in foreign currency gains of approximately $60,000 during the three months ended March 31, 2026.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)
Net cash flows used in operating activities	$(3,772,627)	$(4,375,610)
Net cash flows provided by investing activities	4,250,000	3,239,331
Effect of foreign exchange rates on cash	17,585	2,802
Net increase (decrease) in cash and cash equivalents	$494,958	$(1,133,477)

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was approximately $3,773,000 compared to approximately $4,376,000 for the three months ended March 31, 2025. The primary cause of the reduction in cash used is a decrease in net loss of approximately $1,208,000 during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. This reduction in cash used was offset, in part, by larger decreases in accounts payable and accrued expenses during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Investing Activities

For the three months ended March 31, 2026, net cash provided by investing activities was approximately $4,250,000 compared to approximately $3,239,000 of net cash provided by investing activities for the three months ended March 31, 2025. The increase in cash provided by investing activities is due to an increase in net redemptions of investments in marketable securities during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Operating Capital and Capital Expenditure Requirements

As of March 31, 2026, we had total assets of approximately $7.2 million and working capital of approximately $3.3 million. As of March 31, 2026, our liquidity included approximately $6.3 million of cash, cash equivalents and marketable securities. We plan to pursue periodic capital raises and also plan to apply for grant funding in the future to assist in supporting our capital needs. In July 2025, we entered into the ATM with ThinkEquity, as sales agent, pursuant to which we may offer and sell shares of our common stock from time to time, in “at-the-market” offerings to or through our sales agent. No sales were made under the ATM during the three months ended March 31, 2026.

On May 12, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with institutional investors, pursuant to which we agreed to issue and sell to such investors in a registered direct offering (i) 1,454,175 shares common stock of the Company, at an offering price of $2.06 per share, and (ii) pre-funded warrants to purchase up to 681,748 shares of common stock (the “Pre-Funded Warrants”) in lieu of the Common Shares, at an offering price of $2.0599 (such registered direct offering, the “Offering”). The Offering closed on May 14, 2026, and we received gross proceeds of approximately $4.4 million from the Offering, before deducting Offering expenses payable by us, including the fees of the placement agent for the Offering. In addition, in a concurrent private placement, we agreed to issue to such investors warrants to purchase up to 2,135,923 shares of common stock, at an exercise price of $2.27 per share. We may also explore the possibility of additional manners of offering our equity securities and entering into commercial credit facilities as an additional source of liquidity.

We believe that our cash, cash equivalents, and marketable securities on hand as of the date of this report, including the net proceeds from the Offering of shares of common stock and Pre-Funded Warrants, will enable us to fund our operating expenses and capital expenditure requirements until approximately the middle of the first quarter of 2027. We will need substantial additional capital to fund our operations beyond that time period, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

Our ability to continue as a going concern is highly contingent on the ability to raise additional capital for ongoing research and development and clinical trials as we expect to continue incurring losses for the foreseeable future. The financial statements in this report have been prepared assuming that we will continue as a going concern, and do not include any adjustments that may be necessary should we be unable to continue as a going concern. We have incurred, and anticipate that we will continue to incur, losses and generate negative operating cash flows and as such will require substantial additional funding in the near future to continue our research and development activities. These factors raise substantial doubt about our ability to continue as a going concern in the absence of obtaining substantial additional funding. While we plan to pursue periodic capital raises, including additional potential sales under the ATM, no assurance can be given that sufficient funding will be available when needed to allow us to continue as a going concern.

We expect to incur significant, fluctuating and often increasing operating losses at least for the next several years as we continue our clinical development of LP-300, LP-184 and LP-284, pursue development of our other drug candidates and programs, and seek potential future marketing approval for our drug candidates, which could be several years in the future, if at all. We do not expect to generate revenue, other than anticipated revenue from withZeta.ai and possible license and grant revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our existing and planned clinical trials and our expenditures on other research and development activities.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended March 31, 2026.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of March 31, 2026 and December 31, 2025.

We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. Our cash and cash equivalents consist primarily of cash, U.S. treasury bills and money market funds. Our exposure to market risk relating to cash and cash equivalents due to changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions from time to time may be in excess of federally insured limits. Interest bearing and non-interest bearing accounts we hold at banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, some of our cash balances held at banking institutions may be in excess of FDIC coverage. We consider this to be a normal business risk.

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency gains of approximately $77,000 and $17,000 for the three months ended March 31, 2026 and 2025, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lantern Pharma Inc.,

A Delaware Corporation

Dated: May 15, 2026	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: May 15, 2026	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

