Form 10-Q
period 2026-06-30
Lantern Pharma Inc.
filed 2026-08-14
CIK 1763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026 the registrant had 12,784,146 shares of common stock, $0.0001 par value per share outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements relating to:

●	the existence of substantial doubt regarding our ability to continue as a going concern in the absence of obtaining substantial additional funding;

●	our ability to secure sufficient funding and alternative sources of funding to support our existing and proposed preclinical studies and clinical trials;

●	the potential advantages of our RADR® platform in identifying drug candidates and patient populations that are likely to respond to a drug candidate;

●	our strategic plans to advance the development of any of our drug candidates;

●	our strategic plans to expand the number of data points that our RADR® platform can access and analyze;

●	our strategic plans to advance our Open-Medicine AI platform;

●	our research and development efforts of our internal drug discovery and development programs and antibody drug conjugate (ADC) development program and the utilization of our RADR® platform to streamline the drug development process;

●	the initiation, timing, progress, and results of our preclinical studies or clinical trials for any of our drug candidates;

●	our intention to leverage artificial intelligence, machine learning and biomarker data to streamline the drug development process and to identify patient populations that would likely respond to a drug candidate;

●	our plans to discover and develop drug candidates and to maximize their commercial potential by advancing such drug candidates ourselves or in collaboration with others;

●	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash, cash equivalents and marketable securities;

●	our estimates regarding the potential market opportunity for our drug candidates we or any of our collaborators may in the future develop;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our expectations related to future expenses and expenditures;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

ii

●	our ability to source our needs for skilled labor in the fields of artificial intelligence, genomics, biology, oncology and drug development; and

●	the impact of government laws and regulations on the development and commercialization of our drug candidates and ADC development program.

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

In May 2026, we announced plans to create an independent business entity composed of the AI platform, withZeta.ai, and related technologies and personnel under the leadership of our CEO Mr. Panna Sharma. In July 2026, we formed Open Medicine AI Inc. (“Open Medicine AI”) as a wholly-owned subsidiary to commercialize and expand the multi-agent AI co-scientist platform originally launched as withZeta.ai. In connection with the formation of Open Medicine AI, we entered into asset contribution and license agreements granting Open Medicine AI access to Lantern’s withZeta.ai-related models, data, algorithms, and other assets. The Open-Medicine AI multi-agentic co-scientist platform represents the strategic evolution of withZeta.ai, including the planned expansion into additional disease areas and modalities.

We believe that establishing Open Medicine AI as a separate business entity will facilitate access to dedicated funding sources and potentially allow realization of valuation opportunities separate from our primary drug development operations, and we anticipate Open Medicine AI will become a newly listed company on a national stock exchange or market. However, there can be no assurance that we will be successful in advancing and obtaining funding for the new entity and there can be no assurance that Open Medicine AI will realize commercial success. Our Open-Medicine AI platform is in its early stage of commercial development and is subject to all of the risks of a new start-up business activity.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,660,170	$4,422,838
Marketable securities	701,085	5,696,386
Prepaid expenses & other current assets	1,097,664	683,948
Total current assets	8,458,919	10,803,172

Property and equipment, net	24,271	31,875
Operating lease right-of-use assets	38,242	75,595
Deferred offering costs	54,827	88,431
Other assets	26,090	36,738

TOTAL ASSETS	$8,602,349	$11,035,811

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,282,797	$4,423,048
Operating lease liabilities, current	39,715	78,539
Total current liabilities	4,322,512	4,501,587

Warrant liability	7,497,089	-
TOTAL LIABILITIES	11,819,601	4,501,587

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock (1,000,000 authorized at June 30, 2026 and December 31, 2025; $.0001 par value) (Zero shares issued and outstanding at June 30, 2026 and December 31, 2025)	-	-
Common Stock (25,000,000 authorized at June 30, 2026 and December 31, 2025; $.0001 par value) (12,759,146 and 11,254,697 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	1,276	1,125
Additional paid-in capital	100,367,581	99,652,724
Accumulated other comprehensive (loss) income	(39,759)	25,430
Accumulated deficit	(103,546,350)	(93,145,055)
Total stockholders’ (deficit) equity	(3,217,252)	6,534,224

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$8,602,349	$11,035,811

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative	$1,717,231	$1,583,521	$3,397,606	$3,093,598
Research and development	1,790,859	3,068,379	3,515,731	6,332,334
Total operating expenses	3,508,090	4,651,900	6,913,337	9,425,932
Loss from operations	(3,508,090)	(4,651,900)	(6,913,337)	(9,425,932)
Interest income	30,079	114,745	72,239	264,535
Other income, net	14,926	206,140	48,842	293,599
Loss on issuance of warrants	(726,427)	-	(726,427)	-
Warrant issuance costs	(755,233)	-	(755,233)	-
Change in fair value of warrant liability	(2,127,379)	-	(2,127,379)	-

NET LOSS	$(7,072,124)	$(4,331,015)	$(10,401,295)	$(8,867,798)

Net loss per share of common shares, basic and diluted	$(0.57)	$(0.40)	$(0.88)	$(0.82)
Weighted-average number of common shares outstanding, basic and diluted	12,423,174	10,784,725	11,841,335	10,784,725

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

NET LOSS	$(7,072,124)	$(4,331,015)	$(10,401,295)	$(8,867,798)

Other comprehensive loss
Unrealized loss on available-for-sale securities	(45)	(468)	(2,095)	(8,670)
Unrealized loss on foreign currency translation	(4,077)	(83,223)	(63,094)	(97,277)
Other comprehensive loss	(4,122)	(83,691)	(65,189)	(105,947)
Comprehensive loss	$(7,076,246)	$(4,414,706)	$(10,466,484)	$(8,973,745)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited)

Three and Six Months Ended June 30, 2025

	Preferred Stock Number	Preferred Stock	Common Stock Number	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	of Shares	Amount	of Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	-	$-	10,784,725	$1,078	$97,058,323	$153,990	$(76,025,617)	$21,187,774
Stock-based compensation	-	-	-	-	147,750	-	-	147,750
Net loss	-	-	-	-	-	-	(4,536,783)	(4,536,783)
Other comprehensive loss	-	-	-	-	-	(22,256)	-	(22,256)
Balance, March 31, 2025	-	-	10,784,725	1,078	97,206,073	131,734	(80,562,400)	16,776,485

Stock-based compensation	-	-	-	-	160,626	-	-	160,626
Net loss	-	-	-	-	-	-	(4,331,015)	(4,331,015)
Other comprehensive loss	-	-	-	-	-	(83,691)	-	(83,691)
Balance, June 30, 2025	-	$-	10,784,725	$1,078	$97,366,699	$48,043	$(84,893,415)	$12,522,405

Three and Six Months Ended June 30, 2026

	Preferred Stock Number	Preferred Stock	Common Stock Number	Common Stock	Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	of Shares	Amount	of Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance, December 31, 2025	-	$-	11,254,697	$1,125	$99,652,724	$25,430	$(93,145,055)	$6,534,224
Vesting of restricted common stock issued for services				-	38,800	-	-	38,800
Stock-based compensation	-	-	-	-	262,915	-	-	262,915
Net loss	-	-	-	-	-	-	(3,329,171)	(3,329,171)
Other comprehensive loss	-	-	-	-	-	(61,067)	-	(61,067)
Balance, March 31, 2026	-	-	11,254,697	1,125	99,954,439	(35,637)	(96,474,226)	3,445,701

Stock-based compensation	-	-	-	-	285,260	-	-	285,260
Issuance of common stock in Offering, net of proceeds allocated to warrants	-	-	1,454,175	146	-	-	-	146
Issuance of restricted common stock for services	-	-	50,000	5	126,995	-	-	127,000
Issuance of common stock upon exercise of stock options	-	-	274	-	887	-	-	887
Net loss	-	-	-	-	-	-	(7,072,124)	(7,072,124)
Other comprehensive loss	-	-	-	-	-	(4,122)	-	(4,122)
Balance, June 30, 2026	-	$-	12,759,146	$1,276	$100,367,581	$(39,759)	$(103,546,350)	$(3,217,252)

See accompanying Notes to Condensed Consolidated Financial Statements

Lantern Pharma Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,401,295)	$(8,867,798)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,604	9,075
Non-cash lease adjustments	37,353	96,745
Vesting of restricted common stock issued for services	165,800	-
Stock-based compensation	548,175	308,376
Write-off of deferred offering costs	33,604	-
Accretion of discounts on available for sale debt securities, net	(20,219)	(132,925)
Loss on issuance of warrants	726,427	-
Warrant issuance costs	755,233	-
Change in fair value of warrant liability	2,127,379	-
Foreign currency remeasurement gain	(80,836)	(129,565)
Realized gain on redemptions of available for sale debt securities	-	(22,634)
Realized loss on redemption of equity securities	38,962	142,248
Unrealized loss (gain) on equity securities	32,213	(167,389)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(412,715)	(62,133)
Accounts payable and accrued expenses	(243,049)	611,731
Operating lease liabilities	(38,824)	(98,618)
Other assets	10,648	-
Net cash flows used in operating activities	(6,713,540)	(8,312,887)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,159)
Purchases of marketable securities	-	(8,440,696)
Redemptions of marketable securities	4,942,250	15,274,344
Net cash flows provided by investing activities	4,942,250	6,832,489

FINANCING ACTIVITIES
Proceeds received from Offering, net of issuance costs	3,990,814	-
Proceeds received from stock option exercise	887	-
Net cash flows provided by financing activities	3,991,701	-

Effect of foreign exchange rates on cash	16,921	30,727

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	2,237,332	(1,449,671)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,422,838	7,511,079

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,660,170	$6,061,408
Non-cash investing and financing activities:
Offering costs in accounts payable and accrued expenses	$102,618	$-
Deferred offering costs in accounts payable and accrued expenses	10,000

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

Since inception, the Company has devoted substantially all its activity to advancing research and development, including efforts in connection with preclinical studies, clinical trials and development of its A.I. platforms. This now includes three lead drug candidates and an Antibody Drug Conjugate (ADC) program directed towards 11 disclosed therapeutic targets:

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

Any reference in these notes to applicable guidance refers to Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). To date, the Company has operated its business as one segment. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Lantern Pharma Limited (for the quarter and six month period ended June 30, 2025), Lantern Pharma Australia Pty Ltd. and Starlight Therapeutics Inc. All intercompany balances and transactions have been eliminated in consolidation.

Note 2. Liquidity and Going Concern

The Company incurred a net loss of approximately $10,401,000 and $8,868,000 during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had working capital of approximately $4,136,000.

In May 2026, the Company completed a registered direct offering of shares of the Company’s common stock and pre-funded warrants to purchase common stock. The Company received gross proceeds of approximately $4,400,000 from the offering, before deducting offering expenses payable by the Company of approximately $512,000. In a concurrent private placement, the Company issued warrants to purchase shares of common stock to the investors in the offering. In July 2025, the Company entered into an ATM Sales Agreement (“ATM”), with ThinkEquity LLC (“ThinkEquity”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock from time to time, in “at-the-market” offerings to or through its sales agent.

In addition to its existing capital resources, the Company intends to pursue periodic capital raises, including additional potential sales under the ATM, and also pursue collaborations, grant funding and other opportunities to extend the Company’s operating runway. However, the Company’s cash, cash equivalents, and marketable securities on hand as of the date of this report will not allow the Company to fund its operating expenses and capital expenditure requirements under its current level of operations for 12 months from the date of this report. For this reason, there is substantial doubt about the Company’s ability to continue as a going concern in the absence of obtaining substantial additional funding.

The Company’s ability to continue as a going concern is highly contingent on the ability to raise additional capital for ongoing research and development and clinical trials as the Company expects to continue incurring losses for the foreseeable future. If the Company is not able to raise sufficient additional capital when needed, the Company may be required to delay, reduce or eliminate drug development programs and other activities to support extension of its operating runway. The financial statements in this report have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company has incurred, and it anticipates it will continue to incur, losses and generate negative operating cash flows and as such will require substantial additional funding in the near future to continue its research and development activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the absence of obtaining substantial additional funding. While the Company plans to pursue periodic capital raises, including additional potential sales under the ATM, as well as potential collaborations, grant funding and other opportunities to extend the Company’s operating runway, no assurance can be given that sufficient funding will be available when needed to allow the Company to continue as a going concern.

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

Our marketable securities may be impacted by various risks related to interest rates, market conditions, stock market fluctuations and credit risk. Our marketable securities that are debt securities have had and may in the future have their market value fluctuate due to rises or falls in interest rates. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are federally insured. Interest bearing and non-interest-bearing accounts we hold at these banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per FDIC-insured bank, per ownership category. From time to time, some of our cash balances held at banking institutions may be in excess of FDIC coverage.

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

Research and Development

Research and development costs are expensed as incurred. These expenses primarily consist of payroll, contractor expenses, research study expenses, costs for manufacturing and supplies, clinical site costs and other costs for the conduct of clinical trials, costs for technical infrastructure on the cloud for the purposes of developing the Company’s A.I. platforms, and other costs for identifying, developing, and testing drug candidates. Development costs incurred by third parties are expensed as the work is performed. Costs to acquire technologies, including licenses, that are utilized in research and development and that have no alternative future use are expensed when incurred.

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

Cash and Cash Equivalents

The Company considers money market funds and other highly liquid instruments with an original maturity of 3 months or less to be cash equivalents. Cash equivalents at June 30, 2026 and December 31, 2025 were approximately $5,276,000 and $1,540,000, respectively, and are included along with cash under the caption cash and cash equivalents on the Company’s condensed consolidated balance sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2026 totaled approximately $1,098,000 and included approximately $485,000 of upfront payments for contractor fees, academic research studies and services, and subscriptions, approximately $579,000 of prepaid annual insurance fees, and approximately $34,000 of receivables from dividends and tax incentives.

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

Marketable Securities

The Company’s marketable securities at June 30, 2026 consist of mutual funds and common stock. The Company’s marketable securities at December 31, 2025 consist of government and agency securities, mutual funds and common stock. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets.

Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and recorded as a separate component within accumulated other comprehensive income (loss) on the condensed consolidated balance sheets until realized. Interest is reported within interest income on the condensed consolidated statements of operations. We evaluate our available-for-sale debt securities to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income, net on the condensed consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The allowance for credit losses is zero at June 30, 2026 and December 31, 2025, and there were no credit losses recorded during the three and six months ended June 30, 2026 and 2025.

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

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting, and other direct costs incurred in connection with the Company’s ATM financing activities. These costs are capitalized as incurred and recognized as a reduction of additional paid-in capital in the consolidated statements of stockholders’ equity when shares are issued. At June 30, 2026 and December 31, 2025, the Company had approximately $55,000 and $88,000, respectively, of deferred offering costs related to the ATM. At June 30, 2026, stock issuances of up to $13,905,453 remained available under the ATM, subject to certain limits that may vary from time to time. If the Company terminates the ATM or deems it probable that the full amount available will not be utilized, the related deferred offering costs will be expensed and recognized in general and administrative expenses in the condensed consolidated statements of operations. During the six months ended June 30, 2026, the Company expensed approximately $33,000 of deferred offering costs. There were no deferred offering costs expensed during the three months ended June 30, 2026 or during the three and six months ended June 30, 2025.

Warrant Liability

The Company has issued warrants that are accounted for as liabilities in accordance with ASC 815. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using a combination of Black Scholes and Monte Carlo pricing models with the assumptions as follows: The risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve. The expected life of the warrants is based upon the contractual life of the warrants. The volatility is estimated based on historical volatility of the Company’s stock using the closing price of its common shares.

The Company computes the fair value of the warrant liability at issuance and records the initial valuation as a reduction in proceeds from the offering. The warrants are subsequently remeasured at each reporting period until they are either exercised or expired, and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the warrant liability is the Company’s stock price, which is subject to significant fluctuation and is not under the Company’s control. The resulting effect on the Company’s net loss is therefore subject to significant fluctuation and will continue to be so until the warrants are exercised, amended or expire. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when the stock price increases and non-cash income when the stock price decreases.

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

Set forth below are the approximate amounts expensed for License, Strategic Alliance, and Research Agreements during the three and six months ended June 30, 2026 and 2025, respectively. These expensed amounts are included under research and development expenses in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amount Expensed for License, Strategic Alliance, and Research Agreements	$454,000	$1,133,000	$957,000	$2,314,000

Set forth below at June 30, 2026 and December 31, 2025, respectively, are (1) the approximate amounts accrued and payable under License, Strategic Alliance, and Research Agreements, and (2) the approximate amount of prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements. These amounts are included in the accompanying condensed consolidated balance sheets.

	June 30,	December 31,
	2026	2025

Amount accrued and payable under License, Strategic Alliance, and Research Agreements	$935,000	$1,360,000

Prepaid expenses and other current assets under License, Strategic Alliance, and Research Agreements	$266,000	$220,000

Actuate Therapeutics

In May 2021, the Company entered into a Collaboration Agreement with Actuate Therapeutics, Inc. (“Actuate”), a clinical stage private biopharmaceutical company focused on the development of compounds for use in the treatment of cancer, and inflammatory diseases leading to fibrosis. Pursuant to the agreement, the Company and Actuate have collaborated on utilization of the Company’s RADR® platform to develop novel biomarker derived signatures for use with one of Actuate’s product candidates. As part of the collaboration, the Company received 25,000 restricted shares of Actuate stock, subject to meeting certain conditions of the collaboration, as well as the potential to receive additional Actuate stock if results from the collaboration are utilized in future development efforts. In 2023, the term of the Collaboration Agreement was extended until March 31, 2024. Certain affiliates of Bios Partners beneficially own greater than 5% of the Company’s common stock and also hold substantial beneficial ownership interests in Actuate. Through June 30, 2026, no revenues have been recognized under the Collaboration Agreement.

In August 2024, Actuate announced the closing of its initial public offering (“IPO”), which also included a reverse stock split. Following the reverse stock split and the IPO, the Company holds 13,889 shares of common stock, which can be sold by the Company without restriction in accordance with Rule 144 of the Securities Act of 1933. At June 30, 2026 and December 31, 2025, the Actuate common stock held by the Company had a fair value of approximately $21,000 and $85,000, respectively, which were included in marketable securities on the Company’s condensed consolidated balance sheets.

Note 5. Leases

The following provides balance sheet information related to leases as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Assets
Operating lease, right-of-use asset, net	$38,242	$75,595
Liabilities
Current portion of operating lease liabilities	$39,715	$78,539

At June 30, 2026, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

2026 (remaining six months)	$40,500
Less amount representing interest	(785)
Present value of future minimum lease payments	39,715
Less current portion of operating lease liabilities	(39,715)
Operating lease liabilities, net of current portion	$-

At June 30, 2026 and December 31, 2025, the Company has a non-cancelable operating lease for office space in Atlanta, Georgia that requires monthly payments of $6,750 through December 31, 2026. The lease is subject to automatic renewal on a month-to-month basis unless the Company provides three-months written notice to the landlord. The exercise of lease renewal options is at the Company’s sole discretion and is assessed as to whether to include any renewals in the lease term at inception.

The following table provides a reconciliation for the Company’s right of use assets and lease liabilities:

	Operating	Operating
	Right-of- Use	Lease
	Assets	Liabilities
Balance at December 31, 2025	$75,595	$78,539
Amortizations and reductions	(37,353)	(38,824)
Balance at June 30, 2026	$38,242	$39,715

Other supplemental information related to operating leases is as follows:

	As of June 30,
	2026	2025
Weighted average remaining term of operating leases (in years)	0.50	0.89
Weighted average discount rate of operating leases	6.75%	9.50%

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

The components of lease expense were approximately as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$20,000	$53,000	$39,000	$106,000
Short-term lease cost	22,400	4,800	44,700	9,600
	$42,400	$57,800	$83,700	$115,600

During the six months ended June 30, 2026 and 2025, cash used in operating activities associated with operating leases was approximately $40,500 and $108,000, respectively.

Note 6. Stockholders’ Equity

Common Stock

As of June 30, 2026 and December 31, 2025, the Company had 25,000,000 authorized shares of common stock, of which 12,759,146 and 11,254,697 shares were issued and outstanding, respectively.

May 2026 Offering and Private Placement

On May 12, 2026, the Company entered into a securities purchase agreement with institutional investors, pursuant to which the Company agreed to issue and sell to such investors in a registered direct offering (i) 1,454,175 shares of common stock of the Company, at an offering price of $2.06 per share, and (ii) pre-funded warrants to purchase up to 681,748 shares of common stock (the “Pre-Funded Warrants”) in lieu of the common shares, at an offering price of $2.0599 per share (such registered direct offering, the “Offering”). The Offering closed on May 14, 2026, and the Company received gross proceeds of approximately $4,400,000 from the Offering, before deducting Offering expenses payable by the Company of approximately $512,000. The Company also issued to the placement agent warrants to purchase up to 106,796 shares of common stock, at an exercise price of $2.575 per share (the “Placement Agent Warrants”) with a fair value of approximately $243,000 at the date of issuance. In a concurrent private placement, the Company agreed to issue, to such investors, warrants to purchase up to 2,135,923 shares of common stock, at an exercise price of $2.27 per share (the “Private Placement Warrants”), with a fair value of approximately $5,126,000 at the date of issuance.

The Company accounts for the Placement Agent Warrants and Private Placement Warrants as liabilities, due to settlement features that may be triggered by a fundamental transaction. The estimated fair value of the Private Placement Warrants exceeded the gross proceeds from the Offering on the date of issuance, resulting in a loss on warrant issuance of approximately $726,000 during the three and six months ended June 30, 2026. Since all proceeds of the Offering were allocated to the Private Placement Warrants, transaction costs of approximately $755,000 (including the fair value of the Placement Agent Warrants at issuance) were included in warrant issuance costs on the condensed consolidated statements of operations during the three and six months ended June 30, 2026. See Note 8 for fair value inputs used to determine the estimated fair value of the Private Placement Warrants and Placement Agent Warrants.

Certain members of our Board of Directors participated in the Offering; they purchased an aggregate of 97,088 shares of our common stock and received Private Placement Warrants to purchase an aggregate of up to 97,088 shares of common stock.

Other Stock Issuances

During the three and six months ended June 30, 2026, the Company issued 274 shares of common stock and received $887 of proceeds from the exercise of 274 stock options. There were no stock option exercises during the three and six months ended June 30, 2025.

During the six months ended June 30, 2026, 10,000 shares of restricted common stock issued to a service provider in December 2025 vested, resulting in $38,800 of expense. The Company also issued 50,000 shares of fully vested restricted stock to a service provider in April 2026, resulting in $127,000 of expense.

Warrants

During the three and six months ended June 30, 2025, warrants to purchase 70,000 shares expired unexercised, and there were no outstanding warrants as of December 31, 2025.

As discussed above, on May 14, 2026, we issued warrants to purchase an aggregate of up to 2,924,467 shares of common stock. A summary of warrants issued during the three and six months ended June 30, 2026 and outstanding as of June 30, 2026 is presented below:

	Warrants Issued and Outstanding	Weighted Average Exercise Price	Exercisable Date	Expiration Date
Pre-Funded Warrants	681,748	$0.0001	05/14/2026	None	B
Placement Agent Warrants	106,796	$2.5750	11/14/2026	5/12/2031	A
Private Placement Warrants	2,135,923	$2.2700	11/14/2026	11/13/2031	A
	2,924,467	$1.7520

A	These warrants are subject to fair value accounting due to settlement features that may be triggered by a fundamental transaction. See Note 8 for fair value inputs.
B	These warrants are classified within equity.

Options

A summary of stock option activity under the Plan, during the six months ended June 30, 2026 is presented below:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share
Outstanding December 31, 2025	1,296,126	$5.58
Granted	228,070	3.49
Exercised	(274)	3.24
Cancelled or expired	(44,524)	8.98
Outstanding June 30, 2026	1,479,398	$5.16

The weighted average remaining contractual term of options outstanding and exercisable at June 30, 2026 is 5.63 years and 4.87 years, respectively. Options were exercisable for 1,225,163 shares of common stock at June 30, 2026 at a weighted average exercise price of $5.50. The intrinsic value of options outstanding and exercisable was approximately $1,689,000 and $1,519,000, respectively, at June 30, 2026.

Stock-based compensation relating to stock options was as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General and administrative	$203,854	$65,791	$369,330	$139,544
Research and development	81,406	94,835	178,845	168,832
Total stock-based compensation	$285,260	$160,626	$548,175	$308,376

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

Financial Assets

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of June 30, 2026, our U.S. treasury bills were valued through use of quoted prices for comparable instruments in active markets and are classified as Level 2, and our money markets, common stock and mutual funds were valued using quoted prices in active markets for identical assets and are classified as Level 1.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements as of June 30, 2026
Description	Total	Level 1	Level 2	Level 3
United States treasury bills	$2,216,725	$-	$2,216,725	$-
Money markets	426,706	426,706	-	-
Mutual funds – fixed income	436,322	436,322	-	-
Mutual funds – alternative investments	243,513	243,513	-	-
Common stock	21,250	21,250	-	-
	$3,344,516	$1,127,791	$2,216,725	$-

Included in cash and cash equivalents	$2,643,431
Included in marketable securities	$701,085

Financial Liabilities

During the three and six months ended June 30, 2026, we issued 106,796 warrants to our placement agent and 2,135,923 private placement warrants to investors in the Offering. These warrants were valued using Level 3 inputs, as described in Note 8. Realized and unrealized gains and losses related to the change in fair value of the warrant liability are included in other income (expense) on the condensed consolidated statements of operations.

	Fair Value Measurements as of June 30, 2026
Description	Total	Level 1	Level 2	Level 3
Warrant liability	$7,497,089	$-	$-	$7,497,089

The following table summarizes Level 3 activity for the three and six months ended June 30, 2026:

Description	Placement Agent Warrants	Private Placement Warrants	Total
Balance, December 31, 2025	$-	$-	$-
Fair value of warrants at issuance	243,495	5,126,215	5,369,710
Change in fair value of warrants	98,252	2,029,127	2,127,379
Balance, June 30, 2026	$341,747	$7,155,342	$7,497,089

There were no transfers into or out of Level 3 during the periods presented nor were there any realized gains or losses related to the financial liabilities classified as Level 3.

Note 8. Fair Value of Warrants

The Placement Agent Warrants and Private Placement Warrants were valued using Black Scholes models and Monte Carlo simulations to estimate the fair value of the warrants based on the possible settlement outcomes. For purposes of the Black Scholes models and Monte Carlo simulations, the Company estimated the likelihood of a fundamental transaction to be 15% as of May 14, 2026 (Date of Issuance) and June 30, 2026. A Black Scholes model and a Monte Carlo simulation were used in determining the fair value of the Placement Agent Warrants and Private Placement Warrants in the event of a fundamental transaction. The impact of this scenario was immaterial to the overall determination of fair value of the Placement Agent Warrants and Private Placement Warrants. Changes in the estimated likelihood and timing of a fundamental transaction in future periods could have a material impact on the future valuation of these warrants. The following tables summarize the assumptions used in computing the fair value of warrants subject to fair value accounting as of the date of issuance and as of June 30, 2026.

Placement Agent Warrants	Issued During the Three and Six Months Ended June 30, 2026	As of June 30, 2026
Exercise price	$2.58	$2.58
Expected life (years)	5.00	4.87
Expected volatility	86.60%	87.10%
Risk-free interest rate	4.09%	4.15%
Expected dividend yield	-%	-%
Share price	$3.13	$4.17

Private Placement Warrants	Issued During the Three and Six Months Ended June 30, 2026	As of June 30, 2026
Exercise price	$2.27	$2.27
Expected life (years)	5.50	5.37
Expected volatility	85.30%	85.80%
Risk-free interest rate	4.15%	4.18%
Expected dividend yield	-%	-%
Share price	$3.13	$4.17

Note 9. Loss Per Share

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

	Outstanding at June 30,
	2026	2025
Private Placement Warrants and Placement Agent Warrants	2,242,719	-
Stock options	1,479,398	1,239,766
	3,722,117	1,239,766

The Pre-Funded Warrants issued in the Offering were included in outstanding shares for purposes of computing basic and diluted loss per share for the three and six months ended June 30, 2026.

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

Cash, cash equivalents and marketable securities were as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Cash	$1,384,101	$2,883,305
Cash equivalents	5,276,069	1,539,533
Marketable securities	701,085	5,696,386

Research and development study and material costs were as follows during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development studies	$883,252	$1,884,150	$1,653,211	$3,947,886
Research and development materials	44,714	62,046	79,158	124,561
Research and development costs	$927,966	$1,946,196	$1,732,369	$4,072,447

These financial metrics are used by the CODM to make key operating decisions, such as which research and development studies to commence, extend or discontinue. See the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, as well as the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025.

Note 11. Subsequent Event

In July 2026, the Company formed Open Medicine AI Inc. (“Open Medicine AI”) as a wholly-owned subsidiary to commercialize and expand the multi-agent AI co-scientist platform originally launched as withZeta.ai. In connection with the formation of Open Medicine AI, the Company entered into asset contribution and license agreements granting Open Medicine AI access to Lantern’s withZeta.ai-related models, data, algorithms, and other assets. The Open-Medicine AI multi-agentic co-scientist platform represents the strategic evolution of withZeta.ai, including the planned expansion into additional disease areas and modalities.

In exchange for the contribution of the withZeta.ai assets to Open Medicine AI, Lantern received 5,000,000 shares of Open Medicine AI common stock. Lantern also entered into a License Agreement with Open Medicine AI providing access to the withZeta.ai-related models, data, and algorithms. The formation of Open Medicine AI and the contribution of the withZeta.ai assets to Open Medicine AI are consistent with the framework outlined as part of the Company’s May 2026 Offering.

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

Open-Medicine AI

In May 2026, we announced plans to create an independent business entity composed of the AI platform, withZeta.ai, and related technologies and personnel under the leadership of our CEO Mr. Panna Sharma. In July 2026, we formed Open Medicine AI as a wholly-owned subsidiary to commercialize and expand the multi-agent AI co-scientist platform originally launched as withZeta.ai. In connection with the formation of Open Medicine AI, we entered into asset contribution and license agreements granting Open Medicine AI access to Lantern’s withZeta.ai-related models, data, algorithms, and other assets. The Open-Medicine AI multi-agentic co-scientist platform represents the strategic evolution of withZeta.ai, including the planned expansion into additional disease areas and modalities.

Open Medicine AI inherits the full multi-agentic system originally launched as withZeta.ai, including:

●	Coordinated specialist agents spanning medicinal chemistry, computational biology, clinical trial strategy, biomarkers & translational science, clinical oncology, and general research.
●	Three research modes (Explorer, Investigator, Reporter) that support rapid exploration through deep multi-source investigation to structured reporting.
●	Proprietary rare-cancer knowledge bases and ontologies covering hundreds of disease entities, biomarkers, clinical trials, and literature.
●	Expanding computational layers, including ZetaOmics™ for multi-omic analysis and continued development of parallel swarm intelligence capabilities.

While rare cancers and oncology remain core components, Open Medicine AI’s roadmap includes systematic expansion into additional high-need disease areas – especially in collaboration with leading academic and commercial leaders – that experience the same challenges of fragmented knowledge, high failure costs, limited traditional investment and urgency of patient and disease management needs. We believe that the multi-agentic co-scientist capabilities of Open Medicine AI — specialized agents working in coordinated intelligence rather than a single model answering isolated questions — can dramatically compress research timelines and reduce the cost of generating hardened, actionable scientific insights.

Drug Development

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

We are conducting a targeted phase 2 trial (the Harmonic™ trial) for LP-300 in never smoking patients with NSCLC in combination with chemotherapy, under an existing investigational new drug application. Based on the successful outcome in May 2026 from a Type C meeting request with the FDA focused on the LP-300 Harmonic™ clinical trial, we are focusing future Harmonic™ enrollment on patients with the EGFR exon 21 L858R mutation, a subtype of tyrosine kinase mutations that demonstrates lower sensitivity and inferior treatment outcome to osimertinib based therapy. Preliminary analysis of Harmonic™ study data suggests that patients with this mutation may derive greater clinical benefit from the LP-300 triplet regimen. Our candidate LP-184 has shown promising in-vitro and in vivo anticancer activity in multiple solid tumor indications (including triple negative breast, lung, bladder, glioblastoma and pancreatic cancer), and enrollment has been completed in a Phase 1a clinical trial for LP-184. Based on the results and insights from the LP-184 Phase 1a clinical trial, we are advancing and optimizing development plans for multiple future LP-184 clinical studies. Our candidate LP-284 has shown promising in-vitro and in vivo anticancer activity in multiple hematological cancers, which are distinct from the indications targeted by LP-184. LP-284 is currently in a Phase 1A clinical trial.

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

We have incurred net losses to date and our operations have been financed primarily by sales of our equity securities. Our net losses were approximately $10,401,000 and $8,868,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Components of Our Results of Operations

Revenues

We did not recognize revenues for the six-month periods ended June 30, 2026 and 2025.

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which include:

●	expenses incurred towards research and development employees, consultants, outside contractors, laboratories, clinical sites, and investigators that conduct our preclinical or clinical research activities; and

●	the cost of acquiring and developing preclinical and clinical study materials and lab supplies, including manufacturing costs related to our drug candidates.

We expense research and development costs to operations as incurred.

Our research and development expenses by project category for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months	Six Months
	Ended June 30, 2026	Ended June 30, 2025
LP-300	$1,457,763	$2,172,656
LP-184	1,088,557	2,633,833
LP-284	415,508	732,428
RADR® and withZeta.ai Platforms*	416,751	517,143
Other **	137,152	276,274
Total research and development expenses	$3,515,731	$6,332,334

*	withZeta.ai expenses relate to 2026
**	LP-100 and ADC Program expenses are included in “Other.”

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

Summary Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative	$1,717,231	$1,583,521	$3,397,606	$3,093,598
Research and development	1,790,859	3,068,379	3,515,731	6,332,334
Total operating expenses	3,508,090	4,651,900	6,913,337	9,425,932
Loss from operations	(3,508,090)	(4,651,900)	(6,913,337)	(9,425,932)
Interest income	30,079	114,745	72,239	264,535
Other income, net	14,926	206,140	48,842	293,599
Loss on issuance of warrants	(726,427)	-	(726,427)	-
Warrant issuance costs	(755,233)	-	(755,233)	-
Increase in fair value of warrant liability	(2,127,379)	-	(2,127,379)	-
NET LOSS	$(7,072,124)	$(4,331,015)	$(10,401,295)	$(8,867,798)

Comparison of the Three Months Ended June 30, 2026 and 2025

General and Administrative Expenses

General and administrative expenses increased approximately $134,000, or 8%, from approximately $1,584,000 for the three months ended June 30, 2025 to approximately $1,717,000 for the three months ended June 30, 2026. The increase was primarily attributable to increases in business development and investor relations expenditures of approximately $361,000 and increases in salaries and benefit expenses of approximately $136,000. These increases were partially offset by decreases in other professional fees of approximately $353,000.

Research and Development Expenses

Research and development expenses decreased approximately $1,278,000, or 42%, from approximately $3,068,000 for the three months ended June 30, 2025 to approximately $1,791,000 for the three months ended June 30, 2026. The decrease was attributable to reductions in research studies and materials costs of approximately $1,018,000 relating to the conduct and support of our clinical trials, and decreases in salaries and benefit expenses of approximately $284,000. These decreases were partially offset by increases in consulting expenses and licensing fees of approximately $12,000 and $13,000, respectively.

Interest and Other Income, Net

Interest income decreased approximately $85,000, or 74%, from approximately $115,000 for the three months ended June 30, 2025 to approximately $30,000 for the three months ended June 30, 2026. This decrease was primarily due to reductions in the amount of marketable securities held by us during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Other income, net decreased approximately $191,000, or 93%, from approximately $206,000 for the three months ended June 30, 2025 to approximately $15,000 for the three months ended June 30, 2026. This decrease was primarily attributable to reductions in dividend income and other investment income of $33,000 and $46,000, respectively, and a decrease in foreign currency gains of approximately $109,000 during the three months ended June 30, 2026.

Loss on Issuance of Warrants

During the three months ended June 30, 2026, we issued Private Placement Warrants with an initial fair value of approximately $5,126,000, which exceeded gross proceeds from our Offering (as discussed below), resulting in a non-cash loss on issuance of warrants of approximately $726,000.

Warrant Issuance Costs

During the three months ended June 30, 2026, we incurred approximately $755,000 of warrant issuance costs, which includes the estimated grant date fair value of approximately $243,000 relating to the Placement Agent Warrants issued to our placement agent as part of our Offering.

Increase in Fair Value of Warrant Liability

During the three months ended June 30, 2026, the estimated fair value of the Private Placement Warrants and Placement Agent Warrants issued in our Offering increased by approximately $2,127,000 due primarily to an increase in the Company’s stock price between the date of issuance and June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

General and Administrative Expenses

General and administrative expenses increased approximately $304,000, or 10%, from approximately $3,094,000 for the six months ended June 30, 2025 to approximately $3,398,000 for the six months ended June 30, 2026. The increase was primarily attributable to increases in business development and investor relations expenditures of approximately $398,000, increases in salaries and benefit expenses of approximately $208,000, and increases in patent costs of approximately $121,000. These increases were partially offset by decreases in other professional fees of approximately $354,000, declines in travel expenditures of approximately $41,000 and a reduction in rent expense of approximately $32,000.

Research and Development Expenses

Research and development expenses decreased approximately $2,817,000, or 44%, from approximately $6,332,000 for the six months ended June 30, 2025 to approximately $3,516,000 for the six months ended June 30, 2026. The decrease was attributable to reductions in research studies and materials costs of approximately $2,340,000 relating to the conduct and support of our clinical trials and decreases in salaries and benefit expenses of approximately $530,000. These decreases were partially offset by increases in consulting expenses and licensing fees of approximately $28,000 and $26,000, respectively.

Interest and Other Income, Net

Interest income decreased approximately $192,000, or 73%, from approximately $265,000 for the six months ended June 30, 2025 to approximately $72,000 for the six months ended June 30, 2026. This decrease was primarily due to reductions in the amount of marketable securities held by us during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Other income, net decreased approximately $245,000, or 83%, from approximately $294,000 for the six months ended June 30, 2025 to approximately $49,000 for the six months ended June 30, 2026. This decrease was primarily attributable to reductions in dividend income and other investment income of $56,000 and $136,000, respectively, and a decrease in foreign currency gains of approximately $49,000 during the six months ended June 30, 2026.

Loss on Issuance of Warrants

During the six months ended June 30, 2026, we issued Private Placement Warrants with an initial fair value of approximately $5,126,000, which exceeded gross proceeds from our Offering (as discussed below), resulting in a non-cash loss on issuance of warrants of approximately $726,000.

Warrant Issuance Costs

During the six months ended June 30, 2026, we incurred approximately $755,000 of warrant issuance costs, which includes the estimated grant date fair value of approximately $243,000 relating to the Placement Agent Warrants issued to our placement agent as part of our Offering.

Increase in Fair Value of Warrant Liability

During the six months ended June 30, 2026, the estimated fair value of the Private Placement Warrants and Placement Agent Warrants issued in our Offering increased by approximately $2,127,000 due primarily to an increase in the Company’s stock price between the date of issuance and June 30, 2026.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)
Net cash flows used in operating activities	$(6,713,540)	$(8,312,887)
Net cash flows provided by investing activities	4,942,250	6,832,489
Net cash flows provided by financing activities	3,991,701	-
Effect of foreign exchange rates on cash	16,921	30,727
Net increase (decrease) in cash and cash equivalents	$2,237,332	$(1,449,671)

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was approximately $6,714,000 compared to approximately $8,313,000 for the six months ended June 30, 2025. The primary cause of the reduction in cash used is approximately $2,854,000 of non-cash adjustments related to the issuance and change in fair value of warrants during the six months ended June 30, 2026. The reduction in cash used was offset, in part, by decreases in accounts payable and accrued expenses during the six months ended June 30, 2026 as compared to increases during the six months ended June 30, 2025.

Investing Activities

For the six months ended June 30, 2026, net cash provided by investing activities was approximately $4,942,000 compared to approximately $6,832,000 of net cash provided by investing activities for the six months ended June 30, 2025. The decrease in cash provided by investing activities is due to a decrease in net redemptions of investments in marketable securities during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities was approximately $3,992,000 during the six months ended June 30, 2026, attributable primarily to net proceeds received in the Offering.

Operating Capital and Capital Expenditure Requirements

As of June 30, 2026, we had total assets of approximately $8,602,000 and working capital of approximately $4,136,000. As of June 30, 2026, our liquidity included approximately $7,361,000 of cash, cash equivalents and marketable securities. In July 2025, we entered into the ATM with ThinkEquity, as sales agent, pursuant to which we may offer and sell shares of our common stock from time to time, in “at-the-market” offerings to or through our sales agent. No sales were made under the ATM during the six months ended June 30, 2026.

On May 12, 2026, we entered into a securities purchase agreement with institutional investors, pursuant to which we agreed to issue and sell to such investors in a registered direct offering (i) 1,454,175 shares of common stock of the Company, at an offering price of $2.06 per share, and (ii) pre-funded warrants to purchase up to 681,748 shares of common stock (the “Pre-Funded Warrants”) in lieu of the common shares, at an offering price of $2.0599 (such registered direct offering, the “Offering”). The Offering closed on May 14, 2026, and we received gross proceeds of approximately $4,400,000 from the Offering, before deducting Offering expenses payable by us of approximately $512,000. In addition, in a concurrent private placement, we agreed to issue to such investors warrants to purchase up to 2,135,923 shares of common stock, at an exercise price of $2.27 per share.

In addition to our existing capital resources, we intend to pursue periodic capital raises, including additional potential sales under the ATM, and also pursue collaborations, grant funding and other opportunities to extend our operating runway. However, our cash, cash equivalents, and marketable securities on hand as of the date of this report will not allow us to fund our operating expenses and capital expenditure requirements under our current level of operations for 12 months from the date of this report. For this reason, there is substantial doubt about our ability to continue as a going concern in the absence of obtaining substantial additional funding.

Our ability to continue as a going concern is highly contingent on the ability to raise additional capital for ongoing research and development and clinical trials as we expect to continue incurring losses for the foreseeable future. If we are not able to raise sufficient additional capital when needed, we may be required to delay, reduce or eliminate drug development programs and other activities to support extension of our operating runway. The financial statements in this report have been prepared assuming that we will continue as a going concern, and do not include any adjustments that may be necessary should we be unable to continue as a going concern. We have incurred, and anticipate that we will continue to incur, losses and generate negative operating cash flows and as such will require substantial additional funding in the near future to continue our research and development activities. These factors raise substantial doubt about our ability to continue as a going concern in the absence of obtaining substantial additional funding. While we plan to pursue periodic capital raises, including additional potential sales under the ATM, as well as potential collaborations, grant funding and other opportunities to extend our operating runway, no assurance can be given that sufficient funding will be available when needed to allow us to continue as a going concern.

We expect to incur significant, fluctuating and often increasing operating losses at least for the next several years as we continue our clinical development of LP-300, LP-184 and LP-284, pursue development of our other drug candidates and programs, and seek potential future marketing approval for our drug candidates, which could be several years in the future, if at all. We do not expect to generate revenue, other than anticipated revenue from Open Medicine AI and possible license and grant revenue, unless and until we successfully complete development and obtain regulatory approval for our therapeutic candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our existing and planned clinical trials and our expenditures on other research and development activities.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We anticipate that our expenses will fluctuate and may increase substantially as we:

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting standards in the United States of America. Our significant accounting policies are described in Note 3 to our consolidated financial statements included as part of this report. Critical accounting policies and significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of the consolidated financial statements:

●	Research and development;
●	Stock-based compensation; and
●	Warrant liability.

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

Historically, we have raised capital through the issuance of equity securities. We had no long-term debt outstanding as of June 30, 2026 and December 31, 2025.

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

We formed a wholly owned subsidiary, Lantern Pharma Australia Pty Ltd, in Australia in September 2021 and experienced foreign currency gains of approximately $81,000 and $130,000 for the six months ended June 30, 2026 and 2025, respectively, in connection with this subsidiary. We will remain subject to the risk of foreign currency losses in future periods, although we do not expect the impact of any foreign currency losses to be material. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

As a Smaller Reporting Company we are exempted from the requirements of Item 1A.

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 17, 2020

3.2	By-Laws	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed April 16, 2020

3.3	Amendment No. 1 to By-Laws	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 24, 2024

3.4	Amendment No. 2 to By-Laws	Incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed July 29, 2025

4.1	Form of Pre-Funded Common Stock Purchase Warrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 14, 2026

4.2	Form of Purchase Warrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 14, 2026

4.3	Form of Placement Agent Warrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 14, 2026

10.1	Securities Purchase Agreement	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 14, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

101.INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lantern Pharma Inc.,

A Delaware Corporation

Dated: August 13, 2026	By:	/s/ Panna Sharma
Panna Sharma, Chief Executive Officer

Dated: August 13, 2026	By:	/s/ David R. Margrave
David R. Margrave, Chief Financial Officer

